Form 10-K
period 2025-12-31
Third Point Private Capital Partners
filed 2026-03-31
CIK 2025369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 000-56662

Third Point Private Capital Partners

(Exact name of Registrant as specified in its charter)

Delaware	99-3198614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Hudson Yards, 51st Floor New York, NY	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 715-3880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Class S Shares, par value $0.001 per share

Class D Shares, par value $0.001 per share

Class I Shares, par value $0.001 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Registrant’s shares of beneficial interest, $0.001 par value per share outstanding as of March 31, 2026 was 1,000 Class I shares.

i

PART I

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) of Third Point Private Capital Partners (together, with its consolidated subsidiaries, the “Fund,” “we” or “our”) contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in “Item 1A. Risk Factors” in this Annual Report.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission, including subsequent amendments to this Annual Report, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•	the ability of our prospective portfolio companies to achieve their objectives;

•	our business prospects and the business prospects of our prospective portfolio companies;

•	the ability of the Adviser and its affiliates to retain talented professionals;

•	our ability to raise sufficient capital to execute our investment strategy;

•	our future operating results and dependence on key personnel and the Adviser;

•	risks associated with possible disruptions due to terrorism in our operations or the economy generally;

•	the relative and absolute performance of the Adviser;

•	our expected financings and investments;

•	future changes in laws or regulations and conditions in our operating areas;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the impact of increased competition;

•	interest rate volatility, including volatility associated with debt investments based on floating rates, such as SOFR (as defined below), EURIBOR (as defined below), the Federal Funds Rate or the prime rate;

•	the ongoing crises in Ukraine, the Middle East and other global conflicts;

•	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to a rating agency downgrade;

•	general economic and political trends and other external factors, including pandemics and recent supply chain disruptions;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;

•	the portfolio may be affected by force majeure events and climate change-related occurrences and public health concerns;

•	our information and technology systems, as well as those of the Adviser and their respective service providers, may be vulnerable to cybersecurity incidents;

•	we may be required to disclose information under the U.S. Freedom of Information Act (“FOIA”) which may affect our competitive advantage;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations issued thereunder;

•	our regulatory structure as a BDC and tax status as a regulated investment company (a “RIC”);

•	the tax status of the enterprises in which we may invest;

•	our ability to pay dividends or make distributions;

•	our contractual arrangements and relationships with third parties;

•	the adequacy of our cash resources; and

•	the impact of future acquisitions, divestitures and investments.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Annual Report.

Item 1. Business

The Fund

Third Point Private Capital Partners (the “Fund,” “we,” “our” or “us”) was formed as a Delaware statutory trust on May 23, 2024. We are a newly-organized, non-diversified, closed-end management investment company that intends to elect to be regulated as a BDC under the 1940 Act prior to issuing Shares to third-party investors. In addition, for U.S. federal income tax purposes we intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a BDC and a RIC, we must comply with certain regulatory requirements. See “—Regulation as a Business Development Company” and “—Material U.S. Federal Income Tax Considerations.”

We are externally managed by the Adviser, an investment adviser that has registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an affiliate of Third Point LLC and will seek to leverage the experience, talent and network of relationships of Third Point’s dedicated Private Credit team (“TP Private Credit Team”) to source and evaluate opportunities.

We have received an exemptive order from the SEC that permits it to offer multiple classes of shares. We will offer our Shares on a continuous basis via private placements. We may offer three separate classes of Shares (each, a “Class”), designated as Class S (“Class S Shares”), Class D (“Class D Shares”) and Class I (“Class I Shares”). Each Share Class will be subject to different ongoing shareholder servicing and/or distribution fees and expenses. We may offer additional classes of Shares in the future. See the sections of this Annual Report entitled “Distribution and Service Plan”, “Share Purchase Price and Fees”, “Description of Registrant’s Securities to be Registered” and “Description of Shares and Certain Provisions of Delaware Law and Fund Governing Documents—Shares”.

Our investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. We will seek to achieve our investment objective by investing primarily in senior secured loans to U.S.-domiciled, middle market private companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates, including the relationships of the members of the TP Private Credit Team. We will also seek to achieve our investment objective by collaborating with the Adviser and its affiliates to access broader credit capabilities and industry sector experience with a view towards sourcing and selecting a wider set of investment opportunities. We generally consider middle market companies to consist of companies with between $10 million and $100 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”). While we intend to target loans to middle market companies, we may invest in private credit opportunities and related investments of larger or smaller companies, as well as other structured financing solutions. Our portfolio will consist primarily of directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, and unsecured debt, some of which we expect will be publicly traded, as well as equity investments and other opportunistic asset purchases, including, without limitation, common stock, preferred stock, warrants and options. We expect that, under normal circumstances, such other opportunistic asset purchases will generally not exceed 25% of our portfolio, and that no more than 10% of our total assets will be invested in exchange-listed and publicly-traded instruments under such circumstances. We may decide to make such opportunistic investments when the TP Private Credit Team believes such investments will enable us to achieve an attractive risk-adjusted return relative to other current investment opportunities. Certain of the loans or debt investment opportunities in which we invest may be accompanied by “equity-kickers,” such as warrants, through which we may acquire equity securities, or the right to acquire equity securities, in a given portfolio company. A portion of our capital may also be invested from time to time on the basis of short-term market considerations, including in more liquid assets that may have a lower yield than the directly originated debt investments we primarily intend to target. We expect most of our debt investments will either not be rated or, if rated, will carry a rating below investment grade by a nationally recognized statistical rating organization (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) or lower than “BBB-” by Standard & Poor’s Ratings Services (“S&P”), which classification is often referred to as “junk”), and we may at times invest in loans that are or that become non-performing, distressed or defaulted, or that are or may become involved in work-outs, liquidations, reorganizations, bankruptcies or similar transactions. While we expect the weighted average maturity of our portfolio investments will be approximately three to five years once we are fully invested, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments.

We expect to focus primarily on newly-originated senior secured term loans in middle market companies that we obtain through privately negotiated transactions. Such companies may be, but are not required to be, non-sponsor businesses, which are businesses or companies that are not backed by a private equity firm or other professional equity investor. Notwithstanding that we expect to focus primarily on newly-originated senior secured term loans, we may additionally invest without limit in other types of loans or debt instruments, including bank loans and syndicated loans, unsecured loans, and subordinated loans. To the extent that we invest in syndicated loans, we expect that they will generally be underwritten by a commercial or investment bank, finance company or other investment fund, which underwriter may, but is not required to, come from TP Private Credit Team’s network of relationships. We may, but are not required to, acquire or originate loans or other debt instruments (or pools thereof) with the intention of syndicating to unaffiliated third parties a portion, or potentially all, of such loans or debt instruments. Our Adviser will seek to generate investment opportunities for us through direct origination channels as well as through syndicate and club deals (i.e., investments made by a small group of investment firms). Our Adviser’s investment approach will involve a multi-step selection process for each potential investment opportunity, with particular emphasis on the early detection of deteriorating credit conditions at portfolio companies which may result in adverse portfolio developments, in order to maximize current income and minimize the risk of capital loss while preserving the potential for long-term capital appreciation. With respect to the servicing of such loans, to the extent that we are one of several lenders that are party to a given credit agreement with a particular borrower, we expect that we or others may serve as the servicer to loans made under such credit agreement. In circumstances where we are appointed as a loan servicer, we may appoint a third party as a sub-servicer to assist us with or to perform any such servicing functions on our behalf.

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other proprietary funds, investment vehicles or accounts to which Third Point provides discretionary investment advisory services (collectively, the “Third Point Funds”). From time to time, we may co-invest with other Third Point Funds, subject to limitations imposed on transactions with affiliates under the 1940 Act. We have filed an application with the SEC seeking an exemptive order in order to co-invest with other funds, investment vehicles or accounts managed by the Adviser or its affiliates, such as the Third Point Funds, or alongside the Adviser or its affiliates in a principal capacity, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, including oversight by the Board in the exercise of its reasonable business judgment. There can be no guarantee regarding when, or if, such relief will be granted by the SEC. See “—Regulation as a Business Development Company.”

We expect to use leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. We intend to take steps prior to filing our election to be regulated as a BDC that will permit us to utilize leverage so long as we have an asset coverage ratio of at least 150%, which equates to approximately a 2:1 debt to equity ratio, after we incur any additional indebtedness. We expect to use leverage in the form of borrowings, which may include loans from financial institutions and the issuance of debt securities. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to issue any preferred shares for leverage or financing purposes. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase our total capital available for investment.

We are a private BDC of indefinite duration. We expect to offer our Shares on a continuous basis via private placements. Our Shares will generally only be sold to U.S. persons who are “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act, or to non-U.S. persons outside of the United States in accordance with Regulation S under the Securities Act. In our sole discretion, we may permit one or more additional closings in connection with the initial private placement of our Shares (the “Initial Private Offering”). We may from time to time impose minimum initial investment requirements on investors in connection with the Initial Private Offering, which we may elect to reduce for certain investors in our sole discretion. In no event, however, will an investor be able to purchase Shares in our Initial Private Offering without a minimum initial investment of at least $10,000. Consistent with applicable law (including the 1940 Act), we may also conduct additional offerings for our Shares from time to time, in connection with which we may enter into subscription agreements with investors that may have terms different from those entered into by the shareholders in the Initial Private Offering (each, a “Subscription Agreement” and, collectively, the “Subscription Agreements”). Additionally, we or our Adviser (on behalf of us and itself) have entered, or may enter, into agreements, known as “side letters,” with our shareholders. As a result of such letters or Subscription Agreements, certain of our shareholders may be provided with certain terms that other shareholders will not receive.  Except to the extent permitted under applicable law (including the 1940 Act), none of these side letters or Subscription Agreements have, or will have, the effect of creating different investment terms in us and primarily, or will primarily, address administrative, tax and other operational matters.  We represent that neither we nor the Adviser have entered, or will enter, into side letters or Subscription Agreements with our shareholders related to their investment in us that contravene applicable law, including the 1940 Act and the Advisers Act. See “—The Private Offering.”

Third Point

Third Point was founded in 1995 by Daniel S. Loeb, who has over 30 years of experience in asset management. Third Point is primarily engaged in providing discretionary investment advisory services to a variety of domestic and offshore private investment vehicles, including Third Point’s flagship hedge funds, a hedge fund of funds, a structured credit fund, a corporate credit fund, a private real estate fund, several private equity-style funds, multiple separately managed accounts, funds of one and collateralized loan obligation vehicles. Third Point is an institutional investment manager that employs an event-driven, opportunistic strategy to invest globally across the capital structure and in diversified asset classes to optimize risk-reward through a market cycle.

As of February 28, 2026, Third Point had approximately $24.7 billion in assets under management, including $17.4 billion across credit strategies, and had approximately 162 employees, including approximately 70 investment professionals.

The TP Private Credit Team is led by Chris Taylor, who has over 20 years of investment experience focusing on capital solutions in middle-market private credit and private equity. Mr. Taylor and the other senior investment professionals who are part of the TP Private Credit Team will be primarily responsible for managing us and sourcing and evaluating investment opportunities for us.

The Adviser

Our investment activities are managed by the Adviser, Third Point Private Capital LLC, which has registered as an investment adviser with the SEC. The Adviser’s principal executive office is located at 55 Hudson Yards, 51st Floor, New York, New York 10001.

Subject to the supervision of our Board of Trustees (the “Board”), a majority of which is comprised of trustees who are not “interested persons” of the Fund, the Adviser or their respective affiliates as defined in Section 2(a)(19) of the 1940 Act (such trustees, our “Independent Trustees”), the Adviser will be responsible for our overall management and affairs, will have full discretion to invest our assets in a manner consistent with our investment objective, and will be solely responsible for our investment decisions. In this capacity, the Adviser is responsible for sourcing and screening potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. Our Adviser’s activities will be led by Chris Taylor who will work with the rest of the TP Private Credit Team, as well as the other investment professionals that comprise Third Point’s broader investment team as appropriate. Our Adviser will ultimately be managed by Daniel S. Loeb, who is the founder of Third Point, as well as its Chief Executive Officer and Chief Investment Officer.

The Adviser is an affiliate of Third Point LLC, which is an SEC-registered investment adviser headquartered in New York, New York. Certain of our initial investors may be eligible to receive a revenue interest with respect to the Adviser. Eligible investors will separately receive a summary of terms and revenue sharing agreement detailing such revenue interests.

Pursuant to a personnel services agreement between Third Point and the Adviser (the “Personnel Services Agreement”), Third Point will make a portion of the time and efforts of certain investment professionals at Third Point who comprise the TP Private Credit Team available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring and selecting investments and monitoring and servicing our investments in accordance with the services provided by the Adviser under an investment advisory agreement between us and the Adviser (the “Investment Advisory Agreement”). The Adviser and its affiliates may engage in management or investment activities on behalf of entities whose objectives and strategies overlap with ours.

Our Adviser’s investment activities with respect to us are overseen by a dedicated direct lending investment committee that is comprised of members of the TP Private Credit Team and certain other senior executives at Third Point, which committee is led by Chris Taylor (the “Direct Lending Investment Committee”). The Direct Lending Investment Committee will be responsible for making all investment and disposition decisions with respect to direct lending investments subject to the supervision of the Board. Each member of the Direct Lending Investment Committee is an employee of Third Point. The members of the Direct Lending Investment Committee are primarily responsible for the day-to-day management of our portfolio, insofar as they make investment decisions on our behalf. The Direct Lending Investment Committee operates in a consensus-driven manner, although Mr. Taylor, as our portfolio manager, must approve of each new investment that we make. We may also, from time to time and in accordance with our investment guidelines, consult with certain other investment committees of Third Point, including Third Point’s dedicated capital solutions investment committee (of which Mr. Taylor is also a member).

We believe that the extensive network of contacts maintained by the members of the TP Private Credit Team, which includes financial sponsors, debt investors, banks and specialty lenders, as well as the Adviser’s targeted outbound search model and its reputation and record as a leader in investing in the private credit disciplines, among others, will provide us with a significant competitive advantage in sourcing and underwriting attractive investment opportunities. We expect to leverage Third Point’s broad experience and robust infrastructure for sourcing, monitoring and workout/restructuring support as needed, which we believe will allow us to recognize significant synergies as being a part of the broader Third Point platform in managing our investments.

The Adviser will be responsible for documentation and monitoring with respect to our investments. On our behalf, the Adviser’s underwriting team will actively monitor the activities and the financial condition of each portfolio company and offer to provide significant managerial assistance in accordance with the obligations of a BDC. See “—Managerial Assistance to Portfolio Companies.” A hands-on monitoring approach that includes active dialogue with the borrower is designed to allow the Adviser’s underwriting team to proactively identify and address prospective new investment opportunities as well as any underperforming credits in the life of their investment. To the extent warranted, the Adviser will utilize Third Point’s existing workout capabilities.

The Administrator

The Adviser also serves as our Administrator. Subject to the supervision of the Board, the Administrator will provide the administrative services necessary for us to operate, including the provision or supervision of administrative and compliance services, and we will utilize the Administrator’s office facilities, equipment and recordkeeping services.

We will reimburse the Administrator for any costs and expenses it may incur on our behalf in connection with providing such facilities and administrative services to us, including our allocable portion of any organizational or offering-related costs and expenses incurred on our behalf, the compensation of any administrative personnel who provide services to us, plus any overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in providing these services, facilities and personnel to us and performing its administrative obligations, as provided by the administration agreement by and between us and the Administrator (the “Administration Agreement”).

In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties, and we will reimburse the expenses of these parties incurred directly or paid by the Administrator on our behalf. We expect that the Administrator will arrange for the engagement of State Street Bank and Trust Company, which is not an affiliate of us or the Adviser, to provide us with certain fund accounting and administrative services.

Board of Trustees

Overall responsibility for oversight of our activities rests with the Board. The Board consists of five members, three of whom are Independent Trustees. The Independent Trustees comprise a majority of the Board. Trustees who are “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund or the Adviser are referred to herein as “Interested Trustees.” The Board elects our officers, who serve at the discretion of the Board. We have entered into the Investment Advisory Agreement with the Adviser, pursuant to which the Adviser will manage us as described herein. The Board is responsible for overseeing the Adviser and other service providers in our operations in accordance with the provisions of our Agreement and Declaration of Trust (the “Declaration of Trust”), bylaws and other related documents (collectively, the “Governing Agreements”), our agreements with such service providers and applicable provisions of state and other laws.

Investment Strategy

Our investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. We seek to achieve our investment objective by investing primarily in senior secured loans to U.S.-domiciled, middle market private companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates, including the relationships of the members of the TP Private Credit Team. We will also seek to achieve our investment objective by collaborating with the Adviser and its affiliates to access broader credit capabilities and industry sector experience with a view towards sourcing and selecting a wider set of investment opportunities. We generally consider middle market companies to consist of companies with annual EBITDA between $10 million and $100 million. While we intend to target loans to middle market companies, we may invest in private credit opportunities and related investments of larger or smaller companies, as well as other structured financing solutions. Our portfolio will consist primarily of directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, and unsecured debt, some of which we expect will be publicly traded, as well as equity investments and other opportunistic asset purchases, including, without limitation, common stock, preferred stock, warrants and options. We expect that, under normal circumstances, such other opportunistic asset purchases will generally not exceed 25% of our portfolio, and that no more than 10% of our total assets will be invested in exchange-listed and publicly-traded instruments under such circumstances. We may decide to make such opportunistic investments when the TP Private Credit Team believes such investments will enable us to achieve an attractive risk-adjusted return relative to other current investment opportunities. Certain of the loans or debt investment opportunities in which we invest may be accompanied by “equity-kickers,” such as warrants, through which we may acquire equity securities, or the right to acquire equity securities, in a given portfolio company. A portion of our capital may also be invested from time to time on the basis of short-term market considerations, including in more liquid assets that may have a lower yield than the directly originated debt investments we primarily intend to target. We expect most of our debt investments will either not be rated or, if rated, will carry a rating below investment grade by a nationally recognized statistical rating organization (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P, which classification is often referred to as “junk”), and we may at times invest in loans that are or that become non-performing, distressed or defaulted, or that are or may become involved in work-outs, liquidations, reorganizations, bankruptcies or similar transactions. While we expect the weighted average maturity of our portfolio investments will be approximately three to five years once we are fully invested, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments.

We expect to focus primarily on newly-originated senior secured term loans in middle market companies that we obtain through privately negotiated transactions. Such companies may be, but are not required to be, non-sponsor businesses, which are businesses or companies that are not backed by a private equity firm or other professional equity investor. Notwithstanding that we expect to focus primarily on newly-originated senior secured term loans, we may additionally invest without limit in other types of loans or debt instruments, including bank loans and syndicated loans, unsecured loans, and subordinated loans. To the extent that we invest in syndicated loans, we expect that they will generally be underwritten by a commercial or investment bank, finance company or other investment fund, which underwriter may, but is not required to, come from TP Private Credit Team’s network of relationships. We may, but are not required to, acquire or originate loans or other debt instruments (or pools thereof) with the intention of syndicating to unaffiliated third parties a portion, or potentially all, of such loans or debt instruments. Our Adviser will seek to generate investment opportunities for us through direct origination channels as well as through syndicate and club deals (i.e., investments made by a small group of investment firms). Our Adviser’s investment approach will involve a multi-step selection process for each potential investment opportunity, with particular emphasis on the early detection of deteriorating credit conditions at portfolio companies which may result in adverse portfolio developments, in order to maximize current income and minimize the risk of capital loss while preserving the potential for long-term capital appreciation. With respect to the servicing of such loans, to the extent that we are one of several lenders that are party to a given credit agreement with a particular borrower, we expect that we or others may serve as the servicer to loans made under such credit agreement. In circumstances where we are appointed as a loan servicer, we may appoint a third party as a sub-servicer to assist us with or to perform any such servicing functions on our behalf.

The investment approach of the TP Private Credit Team is to target businesses with solid credit fundamentals and high cash flow conversion, which the TP Private Credit Team believes often lead to better investment performance prospects through the credit cycle. The TP Private Credit Team’s investment approach is designed to take advantage of the insights and network of relationships of Third Point and the TP Private Credit Team in private credit markets. Potential investment opportunities will be evaluated by the TP Private Credit Team on a case-by-case basis.

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Third Point Funds. From time to time, we may co-invest with other Third Point Funds, subject to limitations imposed on transactions with affiliates under the 1940 Act. We have filed an application with the SEC seeking an exemptive order in order to co-invest with other funds and investment vehicles managed by the Adviser or its affiliates, such as the Third Point Funds, or alongside the Adviser or its affiliates in a principal capacity, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, including oversight by the Board in the exercise of its reasonable business judgment. There can be no guarantee regarding when, or if, such relief will be granted by the SEC. See “—Regulation as a Business Development Company.”

As a BDC, we generally must invest at least 70% of our assets in “qualifying assets,” which typically will include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million. See “—Qualifying Assets.”

We expect to use leverage as market conditions permit and at the discretion of the Adviser, including to seek to enhance our returns, but in no event will leverage employed exceed the limitations set forth in the 1940 Act. We intend to take steps prior to filing our election to be regulated as a BDC that will permit us to utilize leverage so long as we have an asset coverage ratio of at least 150%, which equates to approximately a 2:1 debt to equity ratio, after we incur any additional indebtedness (i.e., the amount of debt may not exceed two times the value of our assets), and we may be prohibited from taking certain actions if that requirement is not met. Our sources of leverage may include borrowings, including loans from financial institutions and the issuance of debt securities, and a subscription credit facility secured by our right, title and interest in and to the capital commitments (each, a “Capital Commitment”) of our investors, which may be used for various purposes including, without limitation, facilitating timely and efficient drawdowns of Capital Commitments and providing funding necessary for any tender offer for our Shares in connection with the limited share repurchase program we intend to commence no later than the second (2nd) anniversary of the Commencement Date (the “Share Repurchase Program”), as described in more detail under “Item 1. Business—Shareholder Liquidity” below. We may also use leverage in the form of the issuance of preferred shares, but do not currently intend to do so. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. Any such leverage, if incurred, would be expected to increase our total capital available for investment.

Market Opportunity

We believe the environment for investing in private credit opportunities, and direct lending in particular, is attractive for several reasons, including:

Dislocation of Traditional Financing Sources. In an environment where increased regulation has disrupted certain traditional financing options for middle-market borrowers, we believe that recent banking disruptions will only further the potential for increased regulation, making it more challenging for this segment to access traditional financing. Additionally, we believe that an impending maturity wall of approximately $4 trillion in middle market debt over next five years will outpace existing lending supply and drive demand for alternative credit solutions. We also believe that substantial dry powder and pent-up transaction demand should drive deal activity for U.S. private equity firms and the need for alternative financing solutions.

Enhanced Credit Protections. Alternative financing solutions are typically constructed with meaningful financial and restrictive covenants to provide capital protections. We believe this approach provides opportunities to better protect against downside risk, while also focusing on more attractive risk-adjusted returns. We also believe the more bespoke nature of direct lending allows greater flexibility for lenders to address issuer or industry-specific risks.

Attractive Returns. Middle market private credit and direct lending offers an illiquidity premium, current income and what we believe are attractive risk-adjusted returns for investors, even as rates have increased across the broader credit spectrum. We believe that the risk and illiquidity premium inherent in direct-lending borrowings provides lenders in the private credit space with an advantage from a return profile perspective, assuming a robust underwriting process.

Incremental Deployment Opportunities. We will seek incremental deployment opportunities with active buy/build strategies, which require additional capital support and opportunities for deployment into proven, performing loans. We believe this approach will allow us to grow our relative exposure to portfolio companies that we know well, by leveraging our past underwriting and diligence efforts and building lasting relationships with both those portfolio companies and their private equity sponsors.

Direct Access to Information Flow. Private credit typically offers monthly financing reporting and direct access to management teams. We believe this informational advantage provides direct lenders like us with better visibility with respect to our portfolio companies than more traditional lenders typically have, while also allowing us to better monitor and react to adverse events within our portfolio in real time.

Companies Remain Private Longer. While banks have vacated the middle market, private equity investment in middle market has increased. Generally, the number of U.S. public companies has steadily declined over the past few decades as the number of businesses owned privately, often by private equity firms, has increased. We believe this fundamental shift has contributed to an increase in the addressable market for us to provide private credit facilities to companies with attractive credit profiles.

Competitive Advantages

Continuity of Experienced Senior Team

The senior members of the TP Private Credit Team that sit on the Direct Lending Investment Committee are: Chris Taylor, Sunil Mehta, Mikhail Faybusovich and Jennifer Cotton. These members of the TP Private Credit Team have, on average, over 17 years of experience in direct lending. Mr. Taylor joined Madison Capital Funding LLC, a wholly owned subsidiary of New York Life, in January 2005, served as Chief Executive Office from January 2018 through April 1, 2022, and was a voting member of the investment committee beginning in June 2015. Ms. Cotton and Mr. Mehta joined the Madison Capital Funding LLC Investment Committee in June 2015 and April 2020, respectively. Mr. Taylor, Mr. Mehta, and Ms. Cotton have worked together since 2007 and all four such senior members of the TP Private Credit Team have broad investment experience and have worked in various functions of their respective prior firms, including underwriting, portfolio management, deal sourcing, workouts, and executive management.

Synergies with the Third Point Platform

Third Point was founded in 1995 by Daniel S. Loeb, who has over 30 years of experience in asset management. Third Point is primarily engaged in providing discretionary investment advisory services to a variety of domestic and offshore private investment vehicles, including Third Point’s flagship hedge funds, a hedge fund of funds, a structured credit fund, a corporate credit fund, a private real estate fund, several private equity-style funds, multiple separately managed accounts, funds of one and collateralized loan obligation vehicles. The Adviser has formed Third Point Private Capital Income Fund, a Delaware statutory trust, which intends to elect to be regulated as a BDC and to pursue an investment mandate similar to ours. Third Point is an institutional investment manager that employs an event-driven, opportunistic strategy to invest globally across the capital structure and in diversified asset classes to optimize risk-reward through a market cycle.

As of February 28, 2026, Third Point had approximately $24.7 billion in assets under management, including $17.4 billion across credit strategies, and had approximately 162 employees, including approximately 70 investment professionals.

The Adviser believes it will recognize significant synergies by being a part of the broader Third Point platform and that it can benefit from those synergies in the following ways:

Sourcing Investment Opportunities: We believe that the breadth and history of Third Point’s platform and its connectivity can help provide the Adviser a competitive advantage in sourcing investment opportunities for us. Third Point has broad experience including with investing at all levels of a company’s capital structure, has extensive experience in credit investing and the TP Private Credit Team has worked diligently over many years to build strategic relationships with bulge bracket banks, financial intermediaries, private equity sponsors and other alternative investment firms, trading desks, financial advisers to corporates and existing investors. It has a broad and diverse investor base, which includes family offices, sovereign wealth funds and other sophisticated investors. The Adviser expects that it will be able to leverage these relationships into multiple and varied origination channels to find and execute attractive investment opportunities for us.

Underwriting Investment Opportunities: The TP Private Credit Team is centrally located in New York alongside the other investment professionals of the larger Third Point platform. We believe that this proximity allows for a collaborative investment culture and the opportunity for the TP Private Credit Team to have direct access to the broader resources of Third Point, including data analytics, technology, other support functions. Third Point’s long-tenured investment process for the rest of its businesses has been anchored around investment themes and deep industry sector knowledge. Subject to Third Point’s policies and procedures, including around management of conflicts of interest, the TP Private Credit Team will collaborate with the investment professionals of the larger Third Point platform, which will allow the Adviser to easily access industry knowledge and deep sector experience of Third Point analysts when relevant to a specific investment.

Broad Credit Capabilities and Experience: The TP Private Credit Team will typically have direct interaction with Third Point’s full credit team, including corporate credit, structured credit, and commercial real estate credit. We believe this collaboration will provide the TP Private Credit Team with a more comprehensive view on the credit markets and the ability to benefit from Third Point’s multi-decade history of credit investing. Furthermore, the TP Private Credit Team will be able to utilize Third Point’s broader credit investment team to assist in portfolio restructuring situations when they arise.

Scaled Non-Investment Experience: In addition, we believe the Adviser will benefit from the broader Third Point platform’s dedicated legal and restructuring experience, and its experienced accounting, operational, tax, technology, and compliance resources.

The Private Offering

We expect to offer our Shares on a continuous basis via private placements. Investors in our Initial Private Offering will irrevocably commit to purchase Shares from time to time on or after the date on which we accept such investor’s Subscription Agreement for an aggregate purchase price up to such investor’s respective Capital Commitment. Shares in the Initial Private Offering will generally only be sold to U.S. persons who are “accredited investors” as defined in Rule 501(a) of Regulation D under the Securities Act, or to non-U.S. persons outside of the United States in accordance with Regulation S under the Securities Act. In our sole discretion, we may permit one or more additional closings in connection with the Initial Private Offering. We may from time to time impose minimum initial investment requirements on investors in connection with the Initial Private Offering, which we may elect to reduce for certain investors in our sole discretion. In no event, however, will an investor be able to purchase Shares in our Initial Private Offering without a minimum initial investment of at least $10,000. Consistent with applicable law (including the 1940 Act), we may also conduct additional offerings for our Shares from time to time, in connection with which we may enter into Subscription Agreements with investors that may have terms different from those entered into by the shareholders in the Initial Private Offering. Additionally, we or our Adviser (on behalf of us and itself) have entered, or may enter, into agreements, known as “side letters,” with our shareholders. As a result of such letters or Subscription Agreements, certain of our shareholders may be provided with certain terms that other shareholders will not receive.  Except to the extent permitted under applicable law (including the 1940 Act), none of these side letters or Subscription Agreements have, or will have, the effect of creating different investment terms in us and primarily, or will primarily, address administrative, tax and other operational matters.  We represent that neither we nor the Adviser have entered, or will enter, into side letters or Subscription Agreements with our shareholders related to their investment in us that contravene applicable law, including the 1940 Act and the Advisers Act.

Each investor in the Initial Private Offering will make a Capital Commitment to purchase our Shares pursuant to a Subscription Agreement. During the Commitment Period (as defined below), investors in the Initial Private Offering will be required to make capital contributions to purchase Shares each time we deliver a notice (“Drawdown Notice”) to fund drawdowns of Capital Commitments (“Drawdowns”) in an aggregate amount not to exceed each investor’s respective Capital Commitment. We expect to generally deliver Drawdown Notices to investors in the Initial Private Offering at least ten (10) business days prior to the initial required funding date (the “Commencement Date”) and generally at least ten (10) business days prior to any subsequent required funding date, although we (i) may deliver such Drawdown Notice at least five (5) business days prior to the required funding date if we determine that exigent circumstances necessitate a shorter notice period and (ii) may require a Drawdown of certain amounts of an investor’s Capital Commitment to be funded at or around the time of the applicable Closing (as defined below). All purchases will generally be made pro rata, in accordance with an investor’s Capital Commitment, at a per-Share price as determined with respect to each issuance by the Board (or any authorized committee of the Board) as of the end of the most recent calendar quarter, or as of any other date that the Board may choose, prior to the date of the applicable Drawdown Notice; provided, that if a given investor’s remaining unfunded Capital Commitment amount is equal to or less than 10% of their total Capital Commitment, we may in our discretion cause such investor to purchase Shares in an amount equal to that investor’s total remaining unfunded Capital Commitment amount, in which case we will adjust proportionally the purchase amounts of all other investors participating in the relevant Drawdown. The per-Share price for each issuance shall be at least equal to our net asset value per Share, calculated as of a date within 48 hours of the Share issuance, in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-Share price above our net asset value per Share based on a variety of factors, which may include, without limitation, the total amount of our organizational and other expenses.

Notwithstanding the foregoing, and subject to the applicable Subscription Agreement, we may, in our sole discretion, accept investors in the Initial Private Offering whose entire Capital Commitment is drawn down and funded in full at the time we accept such investor’s subscription at a closing (such investors, “Fully Drawn Subscribers”). Fully Drawn Subscribers will not be subject to our drawdown mechanics, will not receive Drawdown Notices, and will be deemed to have no unfunded Capital Commitment.

At the earlier of the end of the Commitment Period (as defined below) and the listing of our Shares on a national securities exchange (an “Exchange Listing”), if any, shareholders will be released from any further obligation under their respective Subscription Agreements to fund Drawdowns and purchase additional Shares, subject to certain exceptions. For two years following the end of the Commitment Period and assuming no Exchange Listing has occurred, Shareholders will remain obligated to fund Drawdowns to the extent necessary to (i) pay our expenses, including management fees, amounts that may become due under any of our borrowings or other financings or similar obligations, or indemnity obligations, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the Commitment Period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies within two years from the end of the Commitment Period that, in the aggregate, do not exceed 5% of total Capital Commitments, (iv) fund obligations under any Fund guarantee, or (v) as necessary for us to preserve our status as a RIC; provided, that no investor shall be required to subscribe for Shares in excess of its Capital Commitment. The “Commitment Period” for a given investor will continue until the three-year anniversary of the closing at which such investor’s Subscription Agreement is accepted (each a “Closing”).

Prior to an Exchange Listing, if any, no investor who participated in the Initial Private Offering will be permitted to sell, assign, transfer or otherwise dispose of (“Transfer”) its Shares or Capital Commitment unless (i) permitted under the applicable Subscription Agreement, (ii) made in accordance with the applicable Subscription Agreement and our Governing Agreements, and (iii) registered under the Securities Act and any other applicable securities laws, or an exemption from such registration is available. For further information regarding shareholder liquidity, including the circumstances under which we may contemplate the potential future implementation of an Exchange Listing or our intention to commence the Share Repurchase Program, see “—Shareholder Liquidity” below.

A shareholder will be subject to significant adverse consequences in the event that shareholder defaults on its Capital Commitment to us. If a shareholder defaults, we have the authority to invoke various remedies as provided in the Governing Agreements, including, without limitation, revoking the defaulting shareholder’s right to participate in future Drawdowns, requiring the defaulting shareholder to Transfer its Shares to a third party for a price that is less than the net asset value of such Shares, or causing the defaulting shareholder to forfeit its Shares to our other shareholders. Moreover, if one or more shareholders defaults, our other shareholders may be required to contribute their pro rata share of any resultant shortfall in capital as provided in the Subscription Agreement, but in no event would such additional contributions exceed such shareholders’ respective Capital Commitments.

We may, in our sole discretion, permit one or more additional closings in connection with the Initial Private Offering. Consistent with applicable law (including the 1940 Act), we may also conduct additional offerings for our Shares from time to time after the completion of the Initial Private Offering, in connection with which we may enter into Subscription Agreements with investors that may have terms different from those entered into by the shareholders in the Initial Private Offering, including with respect to the length of Commitment Period and whether subscriptions must be fully funded upon acceptance. Additionally, we or our Adviser (on behalf of us and itself) have entered, or may enter, into agreements, known as “side letters,” with our shareholders. As a result of such letters and Subscription Agreements, certain of our shareholders may be provided with certain terms that other shareholders will not receive.

Distribution and Service Plan

Foreside Financial Services, LLC (the “Placement Agent”) serves as principal underwriter of our Shares. Pursuant to exemptive relief from the SEC permitting the offering of multiple share classes, we have adopted a Distribution and Servicing Plan (the “Plan”) in compliance with Rule 12b-1 of the 1940 Act with respect to the Class S, Class D, and Class I Shares.

Under the Plan, and subject to FINRA and other limitations on underwriting compensation, we may pay the Placement Agent, from assets attributable to each applicable Class, shareholder servicing and/or distribution fees in connection with distribution, sales support, shareholder account maintenance, or related services. We will pay a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV for the Class S shares and equal to 0.25% per annum of the aggregate NAV for the Class D shares, in each case calculated based on the NAV as of the beginning of the first calendar day of each applicable fiscal quarter (or such other period as the Adviser may determine from time to time) and payable quarterly in arrears. No shareholder servicing or distribution fees will be paid with respect to the Class I Shares. The distribution and servicing expenses borne by Selling Agents may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged.

The Placement Agent will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers, servicing brokers, dealers, financial intermediaries and other selling agents (“Selling Agents”) for ongoing shareholder services performed by such brokers. Such payments may also cover sub-transfer agency, sub-accounting, or other administrative services. Because the shareholder servicing and/or distribution fees with respect to Class S Shares and Class D Shares are calculated based on the aggregate NAV for all of the outstanding Shares of each such Class, they reduce the NAV of all Shares of that Class, including Shares issued under our DRIP. We and the Placement Agent will not charge any upfront sales loads. However, Selling Agents may impose transaction-based or placement fees at their discretion, subject to a cap of 1.5% of NAV for Class D Shares and 3.5% of NAV for Class S Shares. No such fees are charged on Class I Shares.

Other Compensation

We or the Adviser may also pay directly, or reimburse the Placement Agent if the Placement Agent pays on our behalf, any organization and offering expenses (other than any upfront selling commissions and shareholder servicing and/or distribution fees).

The Adviser may pay additional compensation, out of its own funds and not as an additional charge to us or our Shareholders, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a Selling Agent to us and/or promoting the recommendation of an investment in the Shares. Such payments made by the Adviser may be based on the aggregate purchase price of investors as determined by the Adviser. The amount of these payments is determined from time to time by the Adviser and may be substantial.

Warehouse Facility

We have entered into, and expect to enter into additional purchase agreements (each, a “Purchase Agreement”) with an unaffiliated third-party financing provider and certain of its affiliates (each, a “Financing Provider” and collectively, the “Financing Providers”) prior to our election to be regulated as a BDC under the 1940 Act. In connection with any such Purchase Agreements, we expect we will have forward obligations to settle the purchase of certain investments (the “Warehouse Investments”) from the Financing Providers in connection with or shortly after the Commencement Date, each of whom is expected to be obligated to settle the sale of such investments subject to certain conditions, such as the receipt by us of a minimum amount of subscriptions and the approval by the Board of the purchase of the Warehouse Investments (collectively, the “Warehouse Conditions”). The Warehouse Investments, if any, are expected to primarily consist of loans to middle market companies consistent with our investment strategy, and will be identified, evaluated and selected by the TP Private Credit Team, subject to independent review and approval by the Board and the applicable Financing Provider. Each Financing Provider and its affiliates will not be affiliated with us, the Adviser, or with the source of the applicable Warehouse Investment.

Prior to such time as we satisfy the Warehouse Conditions, our obligations under any Purchase Agreements are expected to be guaranteed by an affiliate of the Adviser. After we meet the Warehouse Conditions, we are obligated to purchase the Warehouse Investments from the Financing Providers at the prices determined under the Purchase Agreements. We will purchase Warehouse Investments from the Financing Providers only to the extent that our Board approves the purchase of such Warehouse Investments, and we have sufficient assets to purchase all of the Warehouse Investments whole (i.e., not on a pro rata basis). We expect to impose on ourself a requirement to purchase Warehouse Investments from the Financing Providers at such time as we raise sufficient assets to purchase all of the Warehouse Investments whole. We expect to treat our forward obligation to purchase Warehouse Investments from the Financing Providers pursuant to any Purchase Agreements, once the requirement to purchase Warehouse Investments is triggered, as subject to the asset coverage requirements set forth in Sections 18 and 61 of the 1940 Act.

Each of the Warehouse Investments that a Financing Provider has purchased to date was purchased pursuant to a request that we made prior to our election to be regulated as a BDC under the 1940 Act. After our election to be regulated as a BDC under the 1940 Act, we will (i) not enter into any additional Purchase Agreements or request that any Financing Provider purchase any additional Warehouse Investments pursuant to any then-existing Purchase Agreements; (ii) purchase already-existing Warehouse Investments from the Financing Providers only to the extent that our Board has approved such purchases and we have sufficient assets to purchase all of the Warehouse Investments whole (i.e., not on a pro rata basis); (iii) impose on ourselves a requirement—not an option—to purchase already-existing Warehouse Investments from the Financing Providers at such time as we raise sufficient assets to purchase all of the Warehouse Investments whole; and (iv) treat our forward obligation to purchase Warehouse Investments from the Financing Providers once the requirement to purchase already-existing Warehouse Investments is triggered as subject to the asset coverage requirements set forth in Sections 18 and 61 of the 1940 Act. Additionally, we will not rely on the exemptive order from the SEC to co-invest with certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, if any such exemptive order is granted, with respect to Warehouse Investments that we purchase from the Financing Providers under any Purchase Agreements.

As of December 31, 2025, there were seventeen (17) Warehouse Investments that the Financing Provider purchased having aggregate commitments/par amounts of $80,433,755, an aggregate cost of $60,268,421, and an aggregate fair value of $60,268,060.

A list of each Warehouse Investment as of December 31, 2025, is provided under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Portfolio and Investment Activity.”

Shareholder Liquidity

Beginning no later than the second (2nd) anniversary of the Commencement Date, and at the discretion of the Board, we intend to commence the Share Repurchase Program, in which each shareholder will be given the opportunity to tender Shares up to an aggregate of 5% of our Shares outstanding (either by number of shares or aggregate net asset value, as determined by our Board) as of the close of the previous calendar quarter. In the event that the amount of Shares tendered for repurchase exceeds the repurchase offer amount in any given quarter, Shares will be repurchased on a pro rata basis, and all unsatisfied repurchase requests may be resubmitted in the next quarterly repurchase offer or upon the recommencement of the Share Repurchase Program (as discussed further below), as applicable. The Board may amend or suspend the Share Repurchase Program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders, including, but not limited to, circumstances when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or might have an adverse impact on us that would outweigh the benefit of the repurchase offer. As a result, share repurchases may not be available each quarter. All repurchases conducted pursuant to the Share Repurchase Program will be made in compliance with Rule 13e-4 and Regulation 14E under the Exchange Act.

To the extent we offer to repurchase shares in any particular quarter pursuant to the Share Repurchase Program, we expect that such repurchases will be effected at a purchase price equal to the net asset value per share as of the last calendar day of the applicable quarter (the “Valuation Date”). Shares that are tendered in connection with a repurchase offer for which the Valuation Date is less than 12 months following the first Drawdown of an investor’s Capital Commitment may be subject to an “early repurchase deduction” of 2% of the aggregate net asset value of the Shares repurchased (an “Early Repurchase Deduction”). We expect to retain any such Early Repurchase Deduction amounts for the benefit of our remaining shareholders. For the avoidance of doubt, the Early Repurchase Deduction will not apply to Shares acquired through the DRIP (as defined below). Payment for repurchased Shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result. If we are required to liquidate portfolio holdings in connection with a share repurchase before we would otherwise do so, such liquidation may also make it more difficult for us to achieve our investment objective. Liquidating portfolio positions may also result in the recognition of realized capital gains in certain situations at unexpected times, which may have a tax impact on our shareholders. Our Adviser intends to take measures, subject to such policies as may be established by our Board, to attempt to avoid or minimize potential losses and expenses resulting from the Share Repurchase Program.

Following the initiation of the Share Repurchase Program, if for a period of eight consecutive quarters we do not conduct Share repurchases pursuant to the Share Repurchase Program in which we satisfy the lesser of (i) 100% of the Shares properly tendered under the Share Repurchase Program and (ii) Share repurchase requests equal in the aggregate to 5% of our Shares outstanding, we will commence a reinvestment pause period (a “Reinvestment Pause Period”) during which we will cease to reinvest loan repayment proceeds in new portfolio investments (excluding short-term cash management investments under 30 days in duration) and will reserve available assets to satisfy future tender requests until we are able to complete a tender offer in which we satisfy the lesser of (i) 100% of the Shares properly tendered under the Share Repurchase Program and (ii) Share repurchase requests equal in the aggregate to 5% of our Shares outstanding. Such Reinvestment Pause Period will continue until we have completed such a tender offer, after which we will recommence reinvesting loan repayment proceeds. For the avoidance of doubt, while a Reinvestment Pause Period is in effect, we may still continue to use available capital to (i) pay our expenses, including management fees, amounts that may become due under any of our borrowings or other financings or similar obligations, or indemnity obligations, (ii) complete investments in any transactions for which there are binding written agreements as of the end of the relevant eight quarter period (including investments that are funded in phases), (iii) fund follow-on investments made in existing portfolio companies prior to the end of the relevant eight quarter period and to protect the value of existing investments, (iv) fund obligations under any Fund guarantee, or (v) as necessary for us to preserve our status as a RIC.

Separately from, and potentially in addition to, the Share Repurchase Program, our Board may in the future consider, but shall not be obligated to consummate, one or more other liquidity events, which may include, among other options: consummating an Exchange Listing; a merger or other transaction in which shareholders may receive cash or shares of a listed company; a sale of all or substantially all of our assets either on a complete portfolio basis or individually to an unaffiliated third party or an affiliate followed by a liquidation; or an orderly wind down or liquidation of the Fund. To the extent the Board, in its discretion, approves any Exchange Listing of our Shares or any other liquidity event in the future, the Share Repurchase Program, as well as a Reinvestment Pause Period to which we may be subject at that time, would terminate upon such listing or liquidity event, as applicable. In the event of any Exchange Listing, shareholders may be restricted from selling or disposing of their Shares by applicable securities laws or contractually by a lock-up agreement with the underwriters of any associated public offering of the Shares.

Investment Process

Sourcing

The TP Private Credit Team maintains what we believe are extensive direct sourcing relationships across multiple channels, including directly with management teams of companies, private equity sponsors, investment banks, advisory firms, in addition to several meaningful opportunities through proprietary relationships or direct referrals from investment team members across the broader Third Point platform. The TP Private Credit Team believes in the importance of maintaining a broad network of relationships to create investment opportunities across many industries and channels, and when applicable, utilizing Third Point’s deep sector experience to identify attractive investment opportunities in specified industries.

Underwriting

The TP Private Credit Team has developed an underwriting process predicated on minimizing the risk of principal loss by employing a comprehensive strategy of fundamental credit analysis, broad credit selection, and partnering with experienced private equity owners and management teams. The fundamental credit analysis is based on a what we believe is a highly diligent and thorough process to select credit investments with the following characteristics:

•	Strong value proposition and market leadership

•	Strong free cash flow generation

•	Long and stable operating history

•	Diverse and recurring revenue streams

•	Diverse customer and supplier bases

•	Limited capital requirements

•	Less cyclical demand drivers

•	Low technological and substitution risk

As part of the underwriting process, the TP Private Credit Team will be creating financing structures that include meaningful financial covenants, which is intended to allow the TP Private Credit Team to address issues quicky if underlying financial performance deteriorates. Financial modeling and analysis will focus on the borrower’s ability to generate sufficient cash flow to service debt and fund operations through business and economic cycles and to minimize debt impairment in a downside scenario.

The TP Private Credit Team aligns with partners that it believes are able and willing to provide operational, strategic, and financial support to underperforming businesses. The investment thesis of the partner or management team must not materially alter or deviate from the core business strategy. New partnerships and relationships are discussed and deliberated by the Direct Lending Investment Committee. The TP Private Credit Team will also leverage Third Point’s history of constructive engagement with management to provide insights and thought leadership to partners and business owners.

Portfolio Management

The TP Private Credit Team will utilize a combination of technology, disciplined processes, and experience to provide high-touch oversight and reporting of the portfolio for the benefit of investors, counterparties, and management. The TP Private Credit Team has developed an active approach to portfolio management and oversight, which includes:

•	Performing credits will be tracked monthly, with formal reviews conducted quarterly

•	Underperforming credits will be discussed more frequently (weekly/monthly) to assess new developments and alter strategy as needed to maximize value

•	Defined credit policies and escalation procedures will be implemented to provide guidance and structure to the portfolio management process

The TP Private Credit Team will utilize Third Point’s robust, existing technology infrastructure and back/middle office operations to ensure timely and accurate compliance reporting to all counterparties. The Adviser will also benefit from Third Point’s dedicated focus on technology augmentation to remain innovative around portfolio and collateral reporting, management reporting tools, all to enable scalability and operating efficiencies. The TP Private Credit Team will also have access to Third Point’s robust proprietary data sources and use of expert networks to enhance underwriting and portfolio management.

Investment Advisory Agreement

We are externally managed by the Adviser pursuant to the terms of the Investment Advisory Agreement. Pursuant to the Investment Advisory Agreement, the Adviser is responsible for our overall management and affairs, and has full discretion to invest our assets in a manner consistent with our investment objective.

Under the Investment Advisory Agreement, we pay the Adviser (i) a Management Fee and (ii) an Incentive Fee as compensation for the investment advisory and management services it provides to us thereunder. The fees that are payable under the Investment Advisory Agreement for any partial period will be appropriately prorated.

Management Fee

We will pay the Adviser an asset-based fee (the “Management Fee”) for management services, payable quarterly in arrears, in an amount equal to an annual rate of 1.25% of the average of the value of our net assets as of the end of the applicable calendar quarter and the end of the immediately preceding calendar quarter. The Management Fee for any partial quarter will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

During the first three years following the commencement of operations, the Adviser has agreed to waive a portion of the Management Fee. For each of the first and second years, the Management Fee will be reduced by 0.75%, resulting in an annual rate of 0.50%. For the third year, the Management Fee will be reduced by 0.50%, resulting in an annual rate of 0.75%. Thereafter, the Management Fee will revert to the standard annual rate of 1.25%.

Incentive Fee

We will pay the Adviser an incentive fee (“Incentive Fee”) as set forth below. The Incentive Fee will consist of two parts.

The first part (the “Investment Income Incentive Fee”) will be calculated and payable on a quarterly basis, in arrears, and will equal 12.50% of “pre-Incentive Fee net investment income” (as defined below) for the immediately preceding calendar quarter, subject to a quarterly preferred return of 1.5% (i.e., 6.0% annualized) (the “Hurdle Rate”) measured on a quarterly basis with a “catch-up” feature. The Investment Income Incentive Fee will also be payable upon termination of the Investment Advisory Agreement. The calculation of the Investment Income Incentive Fee for any partial quarter will be appropriately prorated and adjusted for any Share issuances or repurchases during the relevant calendar months or quarters, as the case may be.

For purposes of calculating the Investment Income Incentive Fee, “pre-Incentive Fee net investment income” means interest income, dividend income and any other income accrued during the calendar quarter, minus operating expenses for the quarter, including the Management Fee, expenses payable to the Administrator under the Administration Agreement, any interest expense and distributions paid on any issued and outstanding preferred shares, but excluding (x) the Incentive Fee and (y) any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee net investment income includes, in the case of investments with a deferred interest feature (such as debt instruments with payment-in-kind (“PIK”) interest and zero-coupon investments), accrued income that we have not yet received in cash. The Adviser is not obligated to return to us the Incentive Fee it receives on PIK interest that is later determined to be uncollectible in cash.

We will pay to the Adviser the Investment Income Incentive Fee quarterly in arrears with respect to its pre-Incentive Fee net investment income in each calendar quarter as follows:

•	no Investment Income Incentive Fee in any calendar quarter in which our pre-Incentive Fee net investment income does not exceed the Hurdle Rate;

•	100% of pre-Incentive Fee net investment income with respect to that portion of such pre-Incentive Fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.714% in any calendar quarter (6.857% annualized). This portion of the pre-Incentive Fee net investment income (which exceeds the Hurdle Rate but is less than 1.714%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our pre-Incentive Fee net investment income as if a Hurdle Rate did not apply if pre-Incentive Fee net investment income exceeds 1.714% in any calendar quarter; and

•	12.5% of the pre-Incentive Fee net investment income, if any, that exceeds 1.714% in any calendar quarter (6.857% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.5% of all pre-Incentive Fee net investment income is paid to the Adviser.

A graphical depiction of the Investment Income Incentive Fee is below:

Pre-Incentive Fee Net Investment Income
(expressed as a percentage of the value of net assets per quarter)

A rise in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, an increase in the general level of interest rates could make it easier for us to meet or exceed the quarterly performance threshold and may result in a substantial increase in the amount of Investment Income Incentive Fee payable to the Adviser. Because of the structure of the Investment Income Incentive Fee, it is possible that we may pay an Investment Income Incentive Fee in a calendar quarter in which we incur a net loss. For example, if we earn pre-Incentive Fee net investment income in excess of the quarterly preferred return, we will pay the applicable Investment Income Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

The second part (the “Capital Gains Incentive Fee”) will be an annual fee that will be determined and payable, in arrears, as of the end of each calendar year (or upon termination of the Investment Advisory Agreement) in an amount equal to 12.5% of realized capital gains, if any, determined on a cumulative basis from the Commencement Date through the end of such calendar year (or upon termination of the Investment Advisory Agreement), computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year (or upon termination of the Investment Advisory Agreement), less the aggregate amount of any previously paid Capital Gains Incentive Fees.

We will accrue, but will not pay, a Capital Gains Incentive Fee with respect to unrealized appreciation because a Capital Gains Incentive Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. For the purpose of computing the Capital Gains Incentive Fees, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.

Numerical examples of the application of the Incentive Fee are set forth below.

Examples of Quarterly Incentive Fee Calculation Example 1: Income Related Portion of Incentive Fee(1):

Income Related Portion of Incentive Fee(1):

Alternative 1

Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Hurdle Rate(2) = 1.5%

•	Management Fee(3) = 0.3125%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.175%

•	Pre-incentive fee net investment income (investment income - (Management Fee + other expenses)) = 0.7625%

Pre-incentive net investment income does not exceed the Hurdle Rate, therefore there is no incentive fee.

Alternative 2

Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.19%

•	Hurdle Rate(2) = 1.5%

•	Management Fee(3) = 0.3125%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.175%

•	Pre-incentive fee net investment income (investment income - (Management Fee + other expenses)) = 1.7025% which exceeds the Hurdle Rate.

Incentive fee = 12.5% × pre-incentive fee net investment income, subject to the “catch-up”(5)

= 100% × (1.7025% - 1.5%)

= 0.2025%

Alternative 3

Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.5%

•	Hurdle Rate(2) = 1.5%

•	Management Fee(3) = 0.3125%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(4) = 0.175%

•	Pre-incentive fee net investment income (investment income - (Management Fee + other expenses)) = 3.0125%

Incentive fee = 12.5% × pre-incentive fee net investment income, subject to “catch-up”(5)

= 100% × “catch-up” + (12.5% × (pre-incentive fee net investment income - 1.714%))

Catch-up = 1.714% - 1.5% = 0.2143%

Incentive fee = (100% × 0.2143%) + (12.5% × (3.0125% - 1.714%))

= 0.2143% + (12.5% × 1.2982%)

= 0.2143% + 0.1623%

= 0.3766%

1 The hypothetical amounts of returns shown are based on a percentage of our total net assets and assume no leverage. There is no guarantee that positive returns will be realized, and actual returns may vary from those shown in the following examples.

2 Represents 6.0% annualized Hurdle Rate.

3 Represents 1.25% annualized Management Fee (before applicable fee waivers).

4 Represents an illustrative expense rate and the actual rate may differ.

5 The “catch-up” provision is intended to provide our Adviser with an incentive fee of 12.5% on all of our pre-incentive fee net investment income as if a Hurdle Rate did not apply when our net investment income exceeds 1.714% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $30 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $3.75 million capital gains incentive fee

$30 million realized capital gains on sale of Investment A multiplied by 12.5%

•	Year 3: None

$3.125 million cumulative fee (12.5% multiplied by $25 million ($30 million cumulative realized capital gains less $5 million cumulative capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)

•	Year 4: $0.125 million capital gains incentive fee

$3.875 million cumulative fee ($31 million cumulative realized capital gains multiplied by 12.5%) less $3.75 million (previous capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $3.125 million capital gains incentive fee

12.5% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)

•	Year 3: $0.875 million capital gains incentive fee

$4 million cumulative fee (12.5% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.125 million (previous capital gains fee paid in Year 2)

•	Year 4: $0.375 million capital gains incentive fee, calculated as follows:

$4.375 million cumulative fee (12.5% multiplied by $35 million cumulative realized capital gains) less $4 million (previous cumulative capital gains fees paid in Year 2 and Year 3)

•	Year 5: None

$3.125 million cumulative fee (12.5% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $4.375 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)

Expenses

We will reimburse the Administrator for any costs and expenses it may incur on our behalf in connection with providing facilities and administrative services to us, including our allocable portion of any organizational or offering-related costs and expenses incurred on our behalf, the compensation of any administrative personnel who provide services to us, plus overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement. In addition, we will reimburse the Administrator for the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of certain of our officers, including our Chief Financial Officer, Chief Compliance Officer and any administrative support staff.

Our allocable portion of overhead will be determined by the Administrator, which expects to use various methodologies, including, without limitation, allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, or other applicable financial metrics, such as our assets under management or net asset value relative to those of other clients of the Adviser or Third Point, and will be subject to oversight by the Board. We expect that the Administrator will arrange for the engagement of State Street Bank and Trust Company, which is not an affiliate of us or the Adviser, to provide us with certain fund accounting and administrative services. Any sub-administrator will be compensated separately for performing sub-administrative services under the terms of a sub-administration agreement.

Our primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of organizational, offering-related and overhead expenses under the Administration Agreement, and all other costs and expenses relating to our operations and transactions, including, but not limited to: operational and organizational costs; calculating individual asset values and our net asset value, including the cost and expenses of any third-party valuation services; fees and expenses payable to third parties relating to evaluating, negotiating, making and disposing of investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews and risk analyses of prospective investments, monitoring investments and, if necessary, enforcing our rights; the fees and expenses relating to the development, licensing, implementation, installation, servicing and maintenance of, and consulting with respect to, computer software, technology and information technology systems used in connection with the management of our investments including, without limitation, costs and expenses of technology service providers and related software, hardware and subscription-based services utilized in connection with our investment and operational activities, including but not limited to, the origination and monitoring of investments; expenses related to the maintenance of registered offices and corporate licensing; direct fees and expenses associated with independent audits, agency, consulting and legal costs and other professional fees and expenses of other experts (including, without limitation, consulting fees for, and other amounts payable to, senior or special advisers, certain other advisers, operating partners and other similar professionals incurred by a client for the benefit of such client or such client’s investments or portfolio companies); bank service fees; withholding and transfer fees; loan administration costs; costs incurred in connection with trademarks or other intellectual property; debt service and other costs of borrowings or other financing arrangements, including interest payable on debt and other borrowing costs, if any, incurred to finance our investments; costs of effecting sales and repurchases of our Shares and other securities; certain costs and expenses relating to distributions we pay; transfer agent and custody fees and expenses, including, without limitation, the costs, fees and expenses associated with the opening, maintaining and closing of bank accounts, custodial accounts and accounts with brokers on our behalf (including the customary fees and charges applicable to transactions in such broker accounts); the allocated costs incurred by the Adviser, in such capacity and in its capacity as the Administrator in providing managerial assistance to those portfolio companies that request it, including, without limitation, any compensation paid to individuals considered for nomination, nominated and/or appointed, and the Adviser’s request, to the board or credit committee of a portfolio company, and any costs incurred in connection with recruiting directors or members to serve on the board or credit committee of a portfolio company, public relations experts, “white papers,” lobbying organizations to the extent reasonably determined by the Adviser to be employed in connection with our prospective investments, and public presentations; other expenses incurred by the Administrator, the Adviser or by us in connection with administering our business, including payments made to third party providers of goods or services; brokerage fees and commissions and similar expenses necessary for us to receive, buy, sell, exchange, trade and otherwise deal in and with securities or other assets (including, where applicable, expenses relating to spreads, short dividends, negative rebates, financing charges, and currency and other hedging costs); any stock exchange listing fees and fees payable to rating agencies; sourcing or finder’s fees; costs and expenses of distributing and placing interests in the Shares; federal, state and foreign registration fees (which can arise, for example, if a local jurisdiction requires a license or other registration to do business); U.S. federal, state and local taxes; fees and expenses of the Independent Trustees; costs associated with our reporting, legal, regulatory and compliance obligations, including, without limitation, under the 1940 Act and Sarbanes-Oxley Act of 2002, as amended, and applicable U.S. federal, state, local, or other laws and regulations, and costs of filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including the compensation and expenses of professionals responsible for the preparation or review of the foregoing; the costs of any reports, proxy statements or other notices or communications to shareholders, including, without limitation, printing costs, costs of technology licensing and maintenance of the website for the benefit of shareholders and any shareholder portal (including any database or other forum hosted on a website designated by us) or due diligence platform; costs and expenses in connection with monitoring (including with respect to environmental, social and governance, cybersecurity, anti-corruption and similar functions), complying with and performing any provisions in agreement with investors; anti-money laundering and sanctions monitoring expenses; costs of holding shareholder meetings and meetings of the Board, including, without limitation, legal, travel, lodging and meal expenses and compensation of investor relations personnel responsible for the preparation of the foregoing and related matters; board fees of the Board; the costs of obtaining and maintaining our fidelity bond and any other required fidelity bonding; trustees and officers’ errors and omissions and other liability insurance, and any other insurance expenses; costs associated with obtaining an order for SEC co-investment exemptive relief; litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom, and any judgments, fines, remediations or settlements paid in connection therewith; fees, costs and expenses related to any governmental inquiry, investigation or proceeding directly or indirectly involving or otherwise applicable to us, the Adviser or any of our respective affiliates in connection with our activities or any investment; direct and indirect costs and expenses of administration and operation, including printing, mailing, reporting, publishing, long distance telephone, staff, accounting, audit, compliance, tax and legal costs; accounting, audit and tax advice and preparation expenses (including preparation costs of financial statements, tax returns and reports to investors); fees and expenses associated with marketing efforts (including, but not limited to, reasonable out-of-pocket expenses incurred by the Adviser and its affiliates in attending meetings with shareholders or prospective shareholders); dues, fees and charges of any trade association of which we are a member; the costs of any private or public offerings of the Shares and other securities, including registration and listing fees, if any, and any other filing and registration fees; other expenses related to the purchase, monitoring, syndication of co-investments, sale, settlement, custody or transmittal of our assets (directly or through financing alternative investment subsidiaries or trading subsidiaries which we may from time to time establish); wind-up and liquidation expenses; and all other expenses incurred by us or the Administrator in connection with administering our business (including payments made to third-party providers of goods or services) and not required to be borne by the Adviser or another service provider pursuant to an agreement with us.

Investment-related expenses with respect to investments in which we invest together with one or more parallel funds (or co-investment vehicles) will generally be allocated among all such entities on the basis of capital invested by each such entity into the relevant investment. However, if the Adviser reasonably believes that such allocation method would produce an inequitable result to any such entity, the Adviser may allocate such expenses among such entities in any other manner that the Adviser believes in good faith to be fair and equitable.

Expense Support and Conditional Reimbursement Agreement

Pursuant to the terms of an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) between us and the Adviser, the Adviser will pay on a quarterly basis certain of our expenses on our behalf such that our Other Operating Expenses (as defined below) do not exceed 0.1875% (0.75% on an annualized basis) of our applicable quarter-end net asset value (each such payment, an “Expense Payment”). “Other Operating Expenses” means our organizational and offering expenses, professional fees, trustee fees, administration fees, and other general administrative expenses (including our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Management Fees and Incentive Fees we owe to the Adviser, financing fees and costs, brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Shares, debt service and other costs of borrowings or other financing arrangements related to our use of leverage (including interest payable on debt and other borrowing costs incurred to finance our investments), any other interest expenses owed by us, and any litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom and any judgments, fines, remediations or settlements paid in connection therewith, all as determined in accordance with U.S. GAAP. The Adviser may also elect to pay certain additional expenses on our behalf at such times as the Adviser determines (a “Voluntary Expense Payment”), provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or distribution and/or servicing fee.

If the Adviser elects to pay certain of our expenses, the Adviser will be entitled to reimbursement of such expenses from us if our Available Operating Funds (as defined below) exceed the cumulative distributions accrued to shareholders, subject to the terms of the Expense Support Agreement.  For purposes of the Expense Support Agreement, “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

Under the Expense Support Agreement, following any calendar quarter in which our Available Operating Funds exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to herein as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof in accordance with the terms of the Expense Support Agreement, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments that we are required to make under the Expense Support Agreement are referred to herein as a “Reimbursement Payment.” The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter that we have not previously reimbursed to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

Either we or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any of our expense payments paid by the Adviser that we have not been reimbursed to the Adviser will remain our obligation following any such termination, subject to the terms of the Expense Support Agreement.

Distribution Reinvestment Plan

Subject to the Board’s discretion and applicable legal restrictions, we generally intend to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis.

We have adopted an “opt out” distribution reinvestment plan (“DRIP”), under which a shareholder’s cash distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the shareholder “opts out” of the DRIP, thereby electing to receive cash distributions.

Unless an Exchange Listing occurs, we will use newly-issued Shares to implement the DRIP that will be issued at a price per Share equal to the most recent net asset value per Share determined by the Board. A shareholder is free to terminate participation in the DRIP at any time by submitting written instructions to be received by the plan administrator no less than ten business days prior to the record date for the next distribution, which record date will be disclosed to shareholders; otherwise, such termination will be effective only for subsequent distributions. Those shareholders who participate in the DRIP and hold Shares through a broker or other financial intermediary may opt out of the DRIP and receive distributions in cash by notifying their broker or other financial intermediary of their election and investors that participate in the DRIP in a brokerage account may not be able to transfer the Shares to another broker and continue to participate in the DRIP.

There is no upfront selling commissions or placement agent fees and any expenses of administering the DRIP will be borne by us; however, all outstanding Class S Shares and Class D Shares, including those acquired under the DRIP, will be subject to ongoing shareholder servicing and/or distribution fees. For the avoidance of doubt, the Early Repurchase Deduction applicable to Shares tendered less than 12 months following the first Drawdown of the relevant investor’s Capital Commitment in connection with the Share Repurchase Program will not apply to Shares acquired through the DRIP. There is no cash purchase plan option and no minimum or maximum investment is required. We may terminate the DRIP with no less than 30 calendar days’ notice prior to any record date to shareholders. The reinvestment of dividends and distributions pursuant to the DRIP will increase our assets on which the Management Fee is payable to the Adviser. Shareholders should contact the plan administrator for further information regarding the DRIP.

Shareholders who have cash distributions reinvested in Shares generally will be subject to the same U.S. federal, state and local tax consequences on the distributions as shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a shareholder’s then remaining unfunded Capital Commitment, if any.

Valuation Procedures

We have developed a valuation policy, as well as established and documented processes and methodologies for determining the fair values of portfolio company investments on a recurring quarterly basis in accordance with the 1940 Act and Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurements, or “ASC Topic 820.” ASC Topic 820 establishes a framework for measuring fair value in accordance with U.S. generally accepted accounting principles and required disclosures of fair value measurements. Our current valuation policy and procedures were established by the Adviser and were approved by the Board.

The Board has designated the Adviser as our valuation designee (the “Valuation Designee”) in accordance with Rule 2a-5 under the 1940 Act. The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, generally in consultation with the Valuation Designee’s management and personnel and one or more external third-party valuation firms that may be engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The Valuation Designee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.

Under ASC Topic 820, we value our investments at fair value which is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Any listed securities that we hold, or other instruments whose market price can be derived by a direct reference instrument, will be priced at the last price provided by a nationally recognized exchange, and may be priced with a discount for lack of marketability to the extent such listed securities bear a resale restriction (generally 10% on an annualized basis, though this discount will ultimately be determined by our Valuation Designee in consideration of the facts and circumstances of the applicable security). For instruments whose price can be derived by an indirect reference instrument, the price will generally be determined by the Valuation Designee using Bloomberg Analytics functions or an industry recognized third-party valuation vendor. Where no market price is readily available, the Valuation Designee will determine the valuation of securities in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) as discussed below.

ASC Topic 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC Topic 820, these levels are summarized below:

•	Level 1: Quoted prices (unadjusted) are available in active markets for identical investments that we have the ability to access as of the reporting date. The type of investments that would generally be included in Level 1 include listed equity securities and listed derivatives. To the extent that we hold such investments, we do not adjust the quoted price for these investments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.

•	Level 2: Pricing inputs are observable for the investments, either directly or indirectly, as of the reporting date, but are not the same as those used in Level 1. Fair value is determined through the use of models or other valuation methodologies. The types of investments which would be included in this category include publicly traded securities with certain restrictions on disposition.

•	Level 3: Pricing inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation by the Adviser. The types of investments that would generally be included in this category include unlisted debt and equity securities issued by private entities.

A financial instrument is categorized within the ASC Topic 820 valuation hierarchy based upon the lowest level of input to the valuation process that is significant to the fair value measurement. For example, a Level 3 fair value measurement may include inputs that are observable (Levels 1 and 2) and unobservable (Level 3). Therefore, unrealized appreciation and depreciation related to such investments categorized as Level 3 investments may include changes in fair value that are attributable to both observable inputs (Levels 1 and 2) and unobservable inputs (Level 3). Transfers between levels, if any, will be recognized at the beginning of the quarter in which the transfer occurred.

Our investment portfolio will include certain debt and equity instruments of privately held companies for which quoted prices or other inputs falling within the categories of Level 1 and Level 2 are generally not available. In such cases, the Valuation Designee determines the fair value of our investments in good faith primarily using Level 3 inputs. In certain cases, quoted prices or other observable inputs exist, and if so, the Valuation Designee assesses the appropriateness of the use of these third-party quotes in determining fair value based on (i) the Valuation Designee’s understanding of the level of actual transactions used by the broker to develop the quote and whether the quote was an indicative price or binding offer and (ii) the depth and consistency of broker quotes and the correlation of changes in broker quotes with underlying performance of the portfolio company.

There is no single standard for determining fair value in good faith, as fair value depends upon the specific circumstances of each individual investment. The recorded fair values of our Level 3 investments may differ significantly from fair values that would have been used had an active market for the securities existed. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently assigned.

Investment Valuation Process

The Board has designated the Adviser as our Valuation Designee in accordance with Rule 2a-5 under the 1940 Act. Valuations of investments will be approved by the Adviser at the end of each calendar quarter. In instances where there is no readily available market value, our investments will be valued at fair value, which fair value determination will generally be made with the input of the Adviser’s valuation committee and one or more external, third-party valuation firms that we may retain to review a portion of our portfolio, which review will occur in accordance with our valuation policy. Investments for which market quotations are readily available may be priced by independent pricing services.

Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by the Adviser and, as a result, there is and will be uncertainty as to the value of our portfolio investments. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Valuation Designee in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we intend to hold and make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments will be valued quarterly at fair value as determined in good faith by the Valuation Designee in accordance with valuation policy and procedures approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation that we may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making determinations of fair value. It is expected to be necessary in certain circumstances to rely on models or make assumptions regarding various facts and circumstances that cannot be predicted or verified with certainty, particularly when valuing less liquid and hard-to-value investments. Methodologies used to value any investment will involve subjective judgments and projections and the resulting valuations may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The Valuation Designee’s valuation committee may supplement or revise its general review of pricing with additional valuation controls to the extent consistent with the valuation policy approved by the Board, which controls may include, without limitation, conducting annual due diligence meetings with selected independent pricing vendors or brokers to assess the quality of pricing sources used, and the performance of backtesting to compare trade prices to month end prices. The determinations of fair value in accordance with procedures established by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Regulation as a Business Development Company

A BDC is regulated under the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A BDC may use capital provided by shareholders and from other sources to make long-term, private investments in businesses. A publicly-traded BDC provides shareholders the ability to retain the liquidity of a publicly-traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies. We do not currently intend to list our Shares on a stock exchange and we will not be publicly traded. We will only complete an Exchange Listing if and when the Board believes market conditions are appropriate. There can be no guarantee that an Exchange Listing will take place and investors should not rely on an Exchange Listing for liquidity.

We intend to elect to be treated as a BDC under the 1940 Act prior to calling any capital from third-party investors. As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the trustees be Interested Trustees.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC unless authorized by vote of a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of the company’s voting securities present at such meeting, if the holders of more than 50% of the outstanding voting securities of such company are present or represented by proxy; or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

A majority of our Board must be persons who are Independent Trustees. Additionally, we will be required to provide and maintain a bond issued by a reputable fidelity insurance company. Furthermore, as a BDC, we will be prohibited from protecting any trustee or officer against any liability to us or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a BDC, we will generally be required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our total assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 150% after each issuance of senior securities. We may also be prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, prior approval by the SEC. As a BDC, we will generally be limited in our ability to invest in any portfolio company in which the Adviser, the Third Point Funds or any of their respective affiliates currently has an investment or to make any co-investments with the Adviser, the Third Point Funds or any of their respective affiliates without an exemptive order from the SEC, subject to certain exceptions. We have filed an application seeking an exemptive order from the SEC in order to co-invest with other funds and investment vehicles managed by the Adviser or its affiliates, such as the Third Point Funds, or alongside the Adviser or its affiliates in a principal capacity, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, including oversight by the Board in the exercise of its reasonable business judgment. There can be no guarantee regarding when, or if, such relief will be granted by the SEC.

We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot (i) acquire more than 3% of the total outstanding voting shares of any investment company, (ii) invest more than 5% of the value of our total assets in the securities of one investment company, or (iii) invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. The portion of our portfolio invested in securities issued by investment companies ordinarily will subject shareholders to additional expenses. Our investment portfolio is also subject to diversification requirements by virtue of our intention to be a RIC for U.S. tax purposes.

None of our policies described above are fundamental and each such policy may be changed without shareholder approval, subject to any limitations imposed by the 1940 Act.

We will generally not be able to issue and sell the Shares at a price below net asset value per share. We may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current net asset value of the Shares if our Board determines that such sale is in our best interests and the best interests of shareholders, and shareholders approve such sale. In addition, we may generally issue new Shares at a price below net asset value in rights offerings to existing shareholders, in payment of distributions and in certain other limited circumstances.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to certain of the limits under the 1940 Act noted above. Specifically, such private funds generally may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). As a result, such private funds would be required to hold a smaller position in our stock than if they were not subject to this restriction.

Qualifying Assets

We may invest up to 30% of our portfolio opportunistically in non-eligible portfolio company investments, which will be driven primarily through opportunities sourced through the Adviser. However, under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “qualifying assets,” unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are any of the following:

(1)	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding thirteen (13) months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a trustee of the eligible portfolio company; or

iv.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any eligible portfolio company which we control.

(3)	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

A BDC must have been organized under the laws of, and have its principal place of business in, any state or states within the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) of the “Qualifying Assets” section above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees or officers, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

We generally expect to call capital for investment purposes only at the time we identify an investment opportunity, and we may call capital from time to time if necessary to pay expenses. Notwithstanding the foregoing, we expect to deploy all proceeds from each Drawdown for investment purposes or to pay expenses within three months of drawing down such capital. Until such time as we invest the proceeds of such Drawdowns in portfolio companies and while new investments are pending, our investments may consist of cash, cash equivalents, U.S. government securities or debt securities maturing in one year or less from the time of investment, referred to herein, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. Typically, we invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our net assets constitute repurchase agreements from a single counterparty, we may not meet the Diversification Tests (as defined below) in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Code of Ethics

We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel.

Compliance Policies and Procedures

Prior to acceptance of any subscriptions in the Initial Private Offering, we and the Adviser will have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and will be required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a Chief Compliance Officer to be responsible for administering the policies and procedures. Jana Tsilman currently serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our President and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and (once we cease to be an emerging growth company under the JOBS Act or, if later, for the year following our first annual report required to be filed with the SEC) must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor its compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Compliance with the JOBS Act

We currently are, and following the completion of the Initial Private Offering expect to remain, an “emerging growth company,” as defined in the JOBS Act until the earliest of:

•	up to five years measured from the date of the first sale of common equity securities pursuant to an effective registration statement;

•	the last day of the first fiscal year in which our annual gross revenues are $1.235 billion or more;

•	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period; and

•	the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of the Shares that are held by non-affiliates exceeds $700 million as of any June 30.

Under the JOBS Act, we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal controls over financial reporting. As long as we remain an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

In addition, Section 7(a)(2)(B) of the Securities Act and Section 13(a) of the Exchange Act, as amended by Section 102(b) of the JOBS Act, provide that an emerging growth company can take advantage of the extended transition period for complying with new or revised accounting standards. We currently intend to take advantage of such extended transition periods.

U.S. Investment Advisers Act of 1940

The Adviser is registered as an investment adviser under the Advisers Act.

U.S. Securities Act of 1933

The offer and sale of our Shares will not be registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2), Regulation D promulgated thereunder, Regulation S or other similar exemptions in the jurisdictions in which Shares are offered and sold. Each purchaser must be (a) an “accredited investor” (as defined in Regulation D promulgated under the Securities Act) or (b) a person that qualifies as a non-U.S. person for purposes of Regulation S under the Securities Act and will be required to represent, among other customary private placement representations, that it is acquiring its Shares for its own account and for investment purposes only and not with a view to resale or distribution.

Other than the registration under the Exchange Act pursuant to the Form 10 registration statement, the Shares will not be registered under any other securities laws, including state securities or blue sky laws and non-U.S. securities laws.

The Shares may not be transferred or resold (i) except as permitted under the Subscription Agreement, (ii) unless they are registered under the Securities Act and under any other applicable securities laws or an exemption from such registration thereunder is available and (iii) only as permitted by any other relevant laws of any applicable jurisdiction.

Anti-Money Laundering Requirements

In order to comply with applicable anti-money laundering requirements, an investor must, except as otherwise agreed by the Adviser, represent and warrant in its Subscription Agreement with us, that neither the investor, nor any of its affiliates or beneficial owners (i) appears on the Specially Designated Nationals and Blocked Persons List of the Office of Foreign Assets Control (“OFAC”), nor are they otherwise a party with which we are prohibited to deal under the laws of the United States, (ii) appears on the European External Action Service consolidated list of persons, groups and entities subject to EU financial sanctions maintained on behalf of the European Commission, (iii) appears on the Consolidated United Nations Security Council Sanctions List or (iv) is a person identified as a terrorist organization on any other relevant lists maintained by governmental authorities. The investor must also represent and warrant that: (i) if the investor is a natural person, the investor is not a person who is or has been entrusted with prominent public functions, such as Head of State or of government, a senior politician, a senior government, judicial or military official, a senior executive of a state-owned corporation or an important political party official, or a close family member or close associate of such person and (ii) the monies used to fund the investment in the Shares are not derived from, invested for the benefit of or related in any way to, the governments of, or persons within, any country that (a) is under a U.S. embargo enforced by OFAC, (b) has been designated as a “non-cooperative country or territory” by the Financial Action Task Force on Money Laundering or (c) has been designated by the U.S. Secretary of the Treasury as a “primary money laundering concern.” The investor must also represent and warrant that the investor: (i) has conducted thorough due diligence with respect to all of its beneficial owners, (ii) has established the identities of all beneficial owners and the source of each of the beneficial owner’s funds and (iii) will retain evidence of any such identities, any such source of funds and any such due diligence. The investor must also represent and warrant that it does not know or have any reason to suspect that (i) the monies used to fund the investor’s investment in the Shares have been or will be derived from or related to any illegal activities, including but not limited to, money laundering activities and (ii) the proceeds from the investor’s investment in Shares will be used to finance any illegal activities. The investor must also represent and warrant that neither the investor, nor any of its affiliates, nor any person having a direct or indirect beneficial interest in the Shares being acquired is (i) a senior foreign political figure (a “SFPF”), (ii) an immediate family member of a SFPF (iii) a close associate of a SFPF, (iv) a politically exposed person (a “PEP”), (v) an immediate family member of a PEP or (vi) a close associate of a PEP (each as defined in the Subscription Agreement). The investor must also represent and warrant that to the extent a beneficial owner is a bank, including a branch, agency or office of a bank, that is not physically located in the United States, that the investor has taken and will take reasonable measures to establish that the bank has a physical presence or is an affiliate of a regulated entity. The investor must also represent and warrant that it has determined that the funds being invested by the investor in us do not come from corruption. The investor must also agree, except as otherwise agreed by the Adviser, that pursuant to anti-money laundering laws and regulations, the Adviser may be required or determine that it is necessary and appropriate to collect documentation verifying the investor’s identity and the source of funds used to acquire an interest before, and from time to time after, acceptance by the Adviser of the Subscription Agreement.

Bank Holding Company Act

The U.S. Bank Holding Company Act of 1956, as amended from time to time, and the rules promulgated thereunder (collectively, the “BHC Act”), including as modified by the Dodd-Frank Act and the “Volcker Rule” thereunder, contain restrictions on certain investors that are (or that have affiliates or certain interest in any entity that is) a bank or a bank-related entity or have a connection to the U.S. in that regard from making and holding certain interests in private investment funds. Our Shares are not freely transferable, are not readily tradable on any exchange or market, and there are generally no redemption or withdrawal rights. As a result, our Shares must be held on a long-term basis and the prospective investor should carefully review and familiarize itself with these rules and regulations and consult with its own counsel on how the Volcker Rule, the Dodd-Frank Act and the BHC Act may impact the investor, including as a result of its investment in us.

Proxy Voting Policies and Procedures

We are subject to the proxy rules in Section 14 of the Exchange Act. We will delegate our proxy voting responsibility to the Adviser. As a fiduciary, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in our best interest and not to subrogate our interests to its own. To meet its fiduciary obligations, the Adviser seeks to ensure that it votes proxies in our best interest, and that it addresses how the Adviser will resolve any conflict of interest that may arise when voting proxies. The Adviser’s proxy voting policy attempts to generalize a complex subject and the Adviser may, from time to time, determine that it is in our best interests to depart from specific policies described therein. The Adviser’s proxy voting policy is reviewed periodically by the Adviser and our Independent Trustees, and, accordingly, is subject to change. The Adviser’s proxy voting policy is set forth below.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Adviser recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the Adviser’s investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser will vote proxies in the interest of maximizing shareholder value, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. Proxy voting decisions which raise a potential conflict of interest will require review by our Chief Compliance Officer in accordance with these policies and procedures, which will include consideration of the nature and degree of any conflict of interest between us and the Adviser or any investment professional or other person recommending how to vote the proxy. It is the Adviser’s general policy to vote or give consent on all matters presented to security holders in any proxy, and these policies and procedures have been designed with that in mind. However, the Adviser reserves the right to abstain on any particular vote or otherwise withhold its vote or consent on any matter for various reasons, including if, in the judgment of our Chief Compliance Officer or the relevant investment professional(s), the costs associated with voting such proxy outweigh the benefits to our shareholders or if the circumstances make such an abstention or withholding otherwise advisable and in the best interest of the relevant shareholder(s).

Proxy Policies. The Adviser’s policies and procedures are reasonably designed to ensure that the Adviser votes proxies in our best interest and addresses how it will resolve any conflict of interest that may arise when voting proxies and, in so doing, to maximize the value of our investments, taking into consideration our investment horizons and other relevant factors. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on our portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

Decisions on how to vote a proxy generally are made by the Adviser. The members of the TP Private Credit Team covering the applicable security often have the most intimate knowledge of both a company’s operations and the potential impact of a proxy vote’s outcome. Decisions are based on a number of factors which may vary depending on a proxy’s subject matter, and are guided by the general policies described in the proxy policy. In addition, the Adviser may determine not to vote a proxy after consideration of the vote’s expected benefit to clients and the cost of voting the proxy. To ensure that its vote is not the product of a conflict of interest, the Adviser will require the portfolio managers to disclose any personal conflicts of interest they may have with respect to overseeing our investment in a particular company.

The Adviser is responsible for overseeing the processing of all proxy notifications. All proxy voting requests received are forwarded to the appropriate contact person at the Adviser that is responsible for monitoring the issuer. The appropriate contact person at the Adviser will communicate the proxy voting decision. The Adviser shall keep a record of its proxy voting policies and procedures, proxy statements received and votes cast, in accordance with its record keeping policies. Third Point is responsible for maintaining records with respect to proxy voting.

Privacy Principles

We consider privacy to be fundamental to our relationship with our shareholders. We are committed to maintaining the confidentiality, integrity and security of a shareholder’s non-public personal information. Accordingly, we have implemented internal policies and procedures to protect the confidentiality of non-public personal information while still meeting investor needs.

We will not disclose any non-public personal information about shareholders, except to our affiliates and service providers, as well as for legitimate business purposes as permitted by applicable law or regulation. In the normal course of serving shareholders, information we collect may be shared with companies that perform various services for us, including, but not limited to, our accountants, attorneys, transfer agents, escrow agents, custodians, administrative agents, marketing service firms and other similar relationships.

In addition, information we collect may be shared with certain of our portfolio investments or their respective advisers, when necessary, to meet withholding tax requirements or other legal or regulatory obligations or to facilitate transaction-related matters.

Any third party that receives non-public personal information is required to use shareholder information only for the purposes for which we disclose the information to them and as allowed by applicable law or regulation. Such third party is not permitted to share or use this information for any other purpose. We do not sell shareholder personal information.

Reporting Obligations

We will furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act. Shareholders and the public may view materials we file with the SEC on its website (http://www.sec.gov).

We maintain a website at www.thirdpointprivatecapital.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this Annual Report.

Material U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain material U.S. federal income tax considerations applicable to us and to the acquisition, ownership, and disposition of our Shares. This summary applies only to beneficial owners that acquire our Shares in the Initial Private Offering at the offering price.

This discussion does not purport to be a complete description of all of the tax considerations applicable to us and our shareholders. In particular, this discussion does not address certain considerations that may be relevant to certain types of shareholders subject to special treatment under U.S. federal income tax laws, including shareholders subject to the alternative minimum tax, insurance companies, shareholders that are treated as partnerships for U.S. federal income tax purposes, dealers in securities, taxpayers that are subject to a mark-to-market method of accounting, pension plans and trusts, financial institutions, persons who hold our Shares as part of a straddle or a hedging or conversion transaction, real estate investment trusts (“REITs”), RICs, banks and other financial institutions, U.S. Shareholders (as defined below) whose functional currency is not the U.S. dollar, Non-U.S. Shareholders (as defined below) engaged in a trade or business in the United States or that are foreign trusts, Non-U.S. Shareholders that are entitled to claim the benefits of an applicable tax treaty, or individuals that are present in the U.S. for 183 days or more during a taxable year, Non-U.S. Shareholders who were previously U.S. citizens or taxed as residents of the United States, controlled foreign corporations (“CFCs”), and passive foreign investment companies (“PFICs”). This discussion does not discuss any aspects of U.S. estate or gift tax or non-U.S., state or local tax laws nor does it discuss the special treatment under U.S. federal income tax laws that could result if we invest in tax-exempt securities or certain other investment assets. This summary is limited to shareholders that hold our Shares as capital assets (within the meaning of the Code), and does not address owners of a shareholder. This discussion is based upon the Code, its legislative history, existing and proposed regulations of the U.S. Department of Treasury promulgated under the Code (“U.S. Treasury regulations”), published rulings and court decisions, each as of the date of this Annual Report and all of which are subject to change or differing interpretations, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought, and will not seek, any ruling from the U.S. Internal Revenue Service (the “IRS”) regarding the offerings of our Shares referenced in this Annual Report unless expressly stated therein, and this discussion is not binding on the IRS. Accordingly, there can be no assurance that the IRS would not assert, and that a court would not sustain, a position contrary to any of the tax consequences discussed herein.

For purposes of this discussion, a “U.S. Shareholder” is a beneficial owner of our Shares that is for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the United States;

•	a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•	a trust, if a court within the United States has primary supervision over its administration and one or more U.S. persons (as defined in the Code) have the authority to control all of its substantial decisions, or if the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a domestic trust for U.S. federal income tax purposes; or

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source.

For purposes of this discussion, a “Non-U.S. Shareholder” is a beneficial owner of our Shares that is not a U.S. Shareholder or an entity that is treated as a partnership for U.S. federal income tax purposes.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our Shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Prospective beneficial owners of our Shares that are partnerships or partners in such partnerships should consult their own tax advisers with respect to the purchase, ownership and disposition of our Shares.

Tax matters are complicated and the tax consequences to a shareholder of an investment in our Shares will depend on the facts of such shareholder’s particular situation. Shareholders are strongly encouraged to consult their own tax advisor regarding the U.S. federal income tax consequences of the acquisition, ownership and disposition of our Shares, as well as the effect of state, local and foreign tax laws, and the effect of any possible changes in tax laws.

Election to be Taxed as a RIC

We intend to elect to be treated, and intend to operate in a manner so as to continuously qualify annually thereafter, as a RIC under Subchapter M of the Code. As a RIC, we will not pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute (or are deemed to timely distribute) to our shareholders as dividends. Instead, dividends we distribute (or are deemed to timely distribute) generally will be taxable to shareholders, and any net operating losses, foreign tax credits and most other tax attributes generally will not pass through to shareholders. We will be subject to U.S. federal corporate-level income tax on any undistributed income and gains. To qualify as a RIC, we must meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our shareholders, for each taxable year, at least 90% of our investment company taxable income (which generally is our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, determined without regard to the dividends paid deduction) (the “Annual Distribution Requirement”) for any taxable year.

Taxation as a RIC

If we (1) qualify as a RIC and (2) satisfy the Annual Distribution Requirement, then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (i.e., realized net long-term capital gain in excess of realized net short-term capital loss) that we timely distribute (or are deemed to timely distribute) to shareholders. We will be subject to U.S. federal income tax at the regular corporate rate on any of our income or capital gains not distributed (or deemed distributed) to our shareholders.

If we fail to distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for the calendar year, (2) 98.2% of our net capital gain income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding years (to the extent that income tax was not imposed on such amounts) less certain over-distributions in prior years (together, the “Excise Tax Distribution Requirements”), we will be subject to a 4% nondeductible federal excise tax on the portion of the undistributed amounts of such income that are less than the amounts required to be distributed based on the Excise Tax Distribution Requirements. For this purpose, however, any ordinary income or capital gain net income retained by us that is subject to corporate income tax for the tax year ending in that calendar year will be considered to have been distributed by year end (or earlier if estimated taxes are paid). We currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Distribution Requirements.

To qualify as a RIC for U.S. federal income tax purposes, we generally must:

•	elect to be treated and qualify as a business development company under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from (a) dividends, interest, payments with respect to certain securities loans, gains from the sale of stock, securities, foreign currencies or other income (including certain deemed inclusions) derived with respect to our business of investing in such stock, securities, foreign currencies or other income, or (b) net income derived from an interest in a qualified publicly traded partnership (“QPTP”) (collectively, the “90% Gross Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

o	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs and other securities that, with respect to any issuer, do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of that issuer; and

o	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (i) one issuer, (ii) two or more issuers that are controlled, as determined under the Code, by us and that are engaged in the same or similar or related trades or businesses, or (iii) one or more QPTPs (collectively, the “Diversification Tests”).

We have an “opt-out” DRIP. The tax consequences to shareholders of participating in the DRIP are discussed below – “Taxation of U.S. Shareholders.”

We may have investments that require income to be included in investment company taxable income in a year prior to the year in which we actually receive a corresponding amount of cash in respect of such income. For example, if we hold debt obligations that are treated under applicable U.S. federal income tax rules as having original issue discount (“OID”) (such as debt instruments with “payment in kind” or “PIK” interest, that have increasing interest rates or are issued with warrants), we must include in our taxable income each year a portion of the OID that accrues over the life of the obligation, regardless of whether we receive cash representing such income in the same taxable year. We may also have to include in our taxable income other amounts that we have not yet received in cash, such as accruals on a contingent payment debt instrument or deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Further, we may elect to amortize market discount on debt investments and currently include such amounts in our taxable income, instead of upon their sale or other disposition; failure to make such an election would limit our ability to deduct interest expense for tax purposes.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given year exceed our investment company taxable income, we will have a net operating loss for that year. A RIC is not able to offset its investment company taxable income with net operating losses on either a carryforward or carryback basis, and net operating losses generally will not pass through to shareholders. In addition, expenses may be used only to offset investment company taxable income and may not be used to offset net capital gain. A RIC may not use net capital losses (i.e., realized capital losses in excess of realized capital gains) to offset its investment company taxable income but may carry forward those losses and use them to offset future capital gains indefinitely. Further, a RIC’s deduction of net business interest expense is limited to 30% of its “adjusted taxable income” plus “floor plan financing interest expense.” It is not expected that any portion of any underwriting or similar fee will be deductible for U.S. federal income tax purposes to us or the shareholders. Due to these limits on the deductibility of expenses, net capital losses and business interest expenses, we may, for U.S. federal income tax purposes, have aggregate taxable income for several years that we are required to distribute and that is taxable to shareholders even if this income is greater than the aggregate net income we actually earned during those years.

In order to enable us to make distributions to shareholders that will be sufficient to enable us to satisfy the Annual Distribution Requirement or the Excise Tax Distribution Requirements, we may need to liquidate or sell some of our assets at times or at prices that we would not consider advantageous, we may need to raise additional equity or debt capital, we may need to take out loans, or we may need to forego new investment opportunities or otherwise take actions that are disadvantageous to our business (or be unable to take actions that are advantageous to our business). Moreover, our ability to dispose of assets to meet our Annual Distribution Requirement or the Excise Tax Distribution Requirements could be limited by (1) the illiquid nature of our portfolio or (2) other requirements relating to our qualification as a RIC, including the Diversification Tests. Even if we are authorized to borrow and to sell assets in order to satisfy the Annual Distribution Requirement or the Excise Tax Distribution Requirements, under the 1940 Act, we generally would not be permitted to make distributions to our shareholders if, and for so long as, we have outstanding debt obligations and senior securities, unless certain “asset coverage” tests and other financial covenants are met.

If we are unable to obtain cash from other sources to enable us to satisfy the Annual Distribution Requirement, we may fail to qualify for the U.S. federal income tax benefits allowable to RICs and, thus, become subject to a corporate-level U.S. federal income tax (and any applicable state and local taxes). Although we expect to operate in a manner so as to qualify continuously as a RIC, we may decide in the future to be taxed as a “C” corporation, even if we would otherwise qualify as a RIC, if we determine that such treatment as a C corporation for a particular year would be in our best interest.

If we are unable to obtain cash from other sources to enable us to satisfy the Excise Tax Distribution Requirements, we may be subject to an additional tax. Additionally, no assurances can be given that we will not be subject to the excise tax, and we may choose in certain circumstances to pay the excise tax as opposed to making an additional distribution.

For the purpose of determining whether we satisfy the 90% Gross Income Test and the Diversification Tests, the character of our distributive share of items of income, gain, losses, deductions and credits derived through any investments in companies that are treated as partnerships for U.S. federal income tax purposes (other than certain publicly traded partnerships), or are otherwise treated as disregarded from us for U.S. federal income tax purposes, generally will be determined as if we realized these tax items directly. Further, for purposes of calculating the value of our investment in the securities of an issuer for purposes of determining the 25% requirement of the Diversification Tests, our proper proportion of any investment in the securities of that issuer that are held by a member of our “controlled group” must be aggregated with our investment in that issuer. A controlled group is one or more chains of corporations connected through stock ownership with us if (a) at least 20% of the total combined voting power of all classes of voting stock of each of the corporations is owned directly by one or more of the other corporations, and (b) we directly own at least 20% or more of the combined voting stock of at least one of the other corporations.

We do not expect to be treated as a “publicly offered regulated investment company.” As a result, for purposes of computing the taxable income of U.S. Shareholders that are individuals, trusts or estates, (i) distributions from our earnings will be computed without taking into account the U.S. Shareholders’ allocable shares of the management and incentive fees paid to the Adviser and certain of our other expenses, (ii) each U.S. Shareholder will be treated as having paid or incurred the U.S. Shareholder’s allocable share of these fees and expenses, and (iii) each U.S. Shareholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by the U.S. Shareholder. Miscellaneous itemized deductions are not deductible by a U.S. Shareholder that is an individual, trust, or estate. In addition, we will be subject to limitations on the deductibility of certain “preferential dividends” that are distributed to U.S. Shareholders on a non-pro-rata basis. If the revenue interests that certain of our initial investors may receive with respect to the Adviser were recharacterized as amounts attributable to us, those revenue share interests in turn could be viewed as giving rise to a preferential dividend for these purposes (which could cause us to not satisfy the Annual Distribution Requirement (as defined below)). U.S. Shareholders should consult their own tax advisors as to the deductibility of any management and incentive fees allocated to them and the potential application of the preferential dividend rules.

Failure to Qualify as a RIC

If we fail to satisfy the 90% Gross Income Test for any taxable year or the Diversification Tests for any quarter of a taxable year but we otherwise qualify as a RIC, we may continue to be taxed as a RIC for the relevant taxable year if certain relief provisions of the Code apply (which might, among other things, require us to pay certain corporate-level U.S. federal taxes or to dispose of certain assets). If we fail to qualify as a RIC for more than two consecutive taxable years and then seek to re-qualify as a RIC, we would generally be required to recognize gain to the extent of any unrealized appreciation in our assets unless we elect to pay U.S. corporate income tax on any such unrealized appreciation during the succeeding 5-year period.

If we fail to qualify for treatment as a RIC in any taxable year and are not eligible for the relief provisions, we would be subject to U.S. federal income tax on all of our taxable income at the regular corporate U.S. federal income tax rate and would be subject to any applicable state and local taxes, regardless of whether we make any distributions to the holders of our Shares. Additionally, we would not be able to deduct distributions to our shareholders, nor would distributions to the shareholders of our Shares be required to be made for U.S. federal income tax purposes. Any distributions we make generally would be taxable to shareholders as ordinary dividend income and, subject to certain limitations under the Code, would be eligible for the current maximum rate applicable to qualifying dividend income of individuals and other non-corporate U.S. Shareholders to the extent of our current or accumulated earnings and profits. Subject to certain limitations under the Code, U.S. Shareholders of our Shares that are corporations for U.S. federal income tax purposes would be eligible for the dividends received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis in our Shares, and any remaining distributions would be treated as capital gain.

The remainder of this discussion assumes that we will continuously qualify as a RIC for each taxable year.

Our Investments – General

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding cash payment, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Gross Income Test. We intend to monitor our transactions and may make certain tax elections in order to mitigate the effects of these provisions; however, no assurance can be given that we will be eligible for any such tax elections or that any elections we make will fully mitigate the effects of these provisions.

Gain or loss recognized by us from securities, debt instruments and other financial assets acquired by us, as well as any loss attributable to the lapse of options, warrants, or other financial assets taxed as options generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term depending on how long we held a particular security or other financial asset.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure a debt instrument. Any such transaction could cause us to recognize taxable income without a corresponding receipt of cash, which could affect our ability to satisfy the Annual Distribution Requirement or the Excise Tax Distribution Requirements or result in unusable capital losses and future non-cash income. Any such transaction could also result in us receiving assets that give rise to non-qualifying income for purposes of the 90% Gross Income Test.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. Shareholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by us.

If we acquire shares in a PFIC, we may be subject to U.S. federal income tax on a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if we distribute such income as a taxable dividend to the holders of our Shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in gross income each year a portion of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Any inclusions in our gross income resulting from the QEF election will be considered qualifying income for purposes of the 90% Gross Income Test. Alternatively, we may elect to mark-to-market at the end of each taxable year our shares in such PFIC, in which case, we will recognize as ordinary income any increase in the value of such shares, and as ordinary loss any decrease in such value to the extent it does not exceed prior increases included in our income. Our ability to make either election will depend on factors beyond our control, and is subject to restrictions which may limit the availability of the benefit of these elections. Under either election, we may be required to recognize in any year income in excess of our distributions from PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of determining whether we satisfy the Excise Tax Distribution Requirements.

Our functional currency is the U.S. dollar for U.S. federal income tax purposes. Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time we accrue income, expenses or other liabilities denominated in a currency other than the U.S. dollar and the time we actually collect such income or pay such expenses or liabilities may be treated as ordinary income or loss. Similarly, gains or losses on foreign currency forward contracts, the disposition of debt denominated in a foreign currency and other financial transactions denominated in foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, may also be treated as ordinary income or loss by us.

Hedging and Derivative Transactions

Gain or loss, if any, realized from certain financial futures or forward contracts and options transactions (“Section 1256 contracts”) generally is treated as 60% long-term capital gain or loss (as applicable) and 40% short-term capital gain or loss (as applicable). Gain or loss will arise upon exercise or lapse of Section 1256 contracts. In addition, any Section 1256 contracts remaining unexercised at the end of the shareholder’s taxable year are treated as sold for their then fair market value, resulting in the recognition of gain or loss characterized in the manner described above.

Offsetting positions held by us involving certain financial futures or forward contracts or options transactions with respect to actively traded personal property may be considered “straddles” for U.S. federal income tax purposes. To the extent the straddle rules apply to positions established by us, losses realized by us may be deferred to the extent of unrealized gain in the offsetting positions. Short-term capital loss on straddle positions may be recharacterized as long-term capital loss, and long-term capital gains on straddle positions may be treated as short-term capital gains or ordinary income. Interest and carrying charges allocable to positions in straddles is required to be capitalized, rather than deducted as accrued. Certain of the straddle positions held by us may constitute “mixed straddles.” One or more elections may be made in respect of the U.S. federal income tax treatment of “mixed straddles,” resulting in different tax consequences. In certain circumstances, the provisions governing the tax treatment of straddles override or modify certain of the provisions discussed above.

If we either hold (1) an appreciated financial position with respect to stock, certain debt obligations or partnership interests (“appreciated financial position”) and enter into a short sale, futures, forward, or offsetting notional principal contract with respect to the same or substantially identical property, or (2) certain appreciated “short” financial positions and acquire “long” property that is the same as, or substantially identical to, the underlying property referenced in the short financial position, we may be taxed as if the appreciated financial position were sold at its fair market value on the date we enter into the financial position or acquire the property, respectively.

Management Fees

Some of the income and fees that we recognize, such as management fees, may not satisfy the 90% Gross Income Test. In order to ensure that such income and fees do not disqualify us as a RIC, we may be required to recognize such income or fees through one or more entities treated as corporations for U.S. federal income tax purposes. While recognizing the income through an entity that is treated as a corporation for federal income tax purposes, will assist us in satisfying the 90% Gross Income Test, no assurance can be given that this structure will be respected for U.S. federal income tax purposes, which could result in the income being treated as received directly by us and causing us to fail the 90% Gross Income Test and result in our disqualification as a RIC. If, as expected, the structure is respected, those entities will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce the yield on such income and fees for us.

Taxation of U.S. Shareholders

The following summary generally describes certain material U.S. federal income tax consequences of an investment in our Shares by U.S. Shareholders (as defined above). If you are not a U.S. Shareholder, this section does not apply to you. Whether an investment in our Shares is appropriate for a U.S. Shareholder will depend upon that person’s particular circumstances. An investment in our Shares by a U.S. Shareholder may have adverse tax consequences. U.S. Shareholders should consult their own tax advisors about the U.S. tax consequences of investing in our Shares.

Distributions on, and Sale or Other Disposition of, our Shares.

Distributions by us generally are taxable to U.S. Shareholders as ordinary income or capital gains. Distributions of our investment company taxable income, determined without regard to the deduction for dividends paid, are taxable as ordinary income to U.S. Shareholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional Shares. To the extent such distributions we pay to non-corporate U.S. Shareholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions (“Qualifying Dividends”) generally are taxable to U.S. Shareholders at the preferential rates applicable to long-term capital gains. A portion of our ordinary income dividends paid to corporate U.S. Shareholders may, if certain conditions are met, qualify for the 50% dividends-received deduction to the extent that we have received dividends from certain corporations during the taxable year, but only to the extent these ordinary income dividends are treated as paid out of our earnings and profits. However, we anticipate that our distributions generally will not be attributable to dividends and, therefore, generally will not qualify for the preferential rates applicable to Qualifying Dividends or the dividends received deduction available to corporations under the Code.

Distributions of our net capital gains (which generally are our realized net long-term capital gains in excess of realized net short-term capital losses) that are properly reported by us as “capital gain dividends” will be taxable to a U.S. Shareholder as long-term capital gains that are currently taxable at reduced rates in the case of non-corporate taxpayers, regardless of the U.S. Shareholder’s holding period for their Shares and regardless of whether paid in cash or reinvested in additional Shares. Distributions in excess of our earnings and profits first will reduce a U.S. Shareholder’s adjusted tax basis in such U.S. Shareholder’s Shares and, after the adjusted tax basis is reduced to zero, will constitute capital gains to such U.S. Shareholder.

We generally expect to make distributions in cash but may choose to offer consent dividends. Shareholders should consult their own tax advisors as to the possibility of us distributing securities in-kind, as well as the specific tax consequences of owning and disposing any securities actually distributed in-kind by us.

U.S. Shareholders who have not “opted-out” of our DRIP will have their cash dividends and distributions automatically reinvested in additional Shares, rather than receiving cash dividends and distributions. Any dividends or distributions reinvested under the DRIP will nevertheless remain taxable to U.S. Shareholders. A U.S. Shareholder will have an adjusted basis in the additional Shares purchased through the DRIP equal to the dollar amount that would have been received if the U.S. Shareholder had received the dividend or distribution in cash, unless we were to issue new Shares that are trading at or above net asset value, in which case, the U.S. Shareholder’s basis in the new Shares would generally be equal to their fair market value. The additional Shares will have a new holding period commencing on the day following the day on which the Shares are credited to the U.S. Shareholder’s account.

In order to meet the Annual Distribution Requirement and the Excise Tax Distribution Requirements we may, with the consent of the shareholders, designate an amount as a consent dividend (i.e., a deemed dividend). The consent dividend would be treated like an actual dividend under the Code for all U.S. federal income tax purposes but no actual cash would be distributed to shareholders. Shareholders would be required to include that amount in income as if it were actually distributed.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of capital gains dividends paid for that year, we may, under certain circumstances, elect to treat a dividend that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, a U.S. Shareholder will still be treated as receiving the dividend in the taxable year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to shareholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our shareholders on December 31 of the year in which the dividend was declared.

If a U.S. Shareholder purchases our Shares shortly before the record date of a distribution, the price of the Shares will include the value of the distribution and such U.S. Shareholder will be subject to tax on the distribution even though it economically represents a return of its investment.

A U.S. Shareholder generally will recognize taxable gain or loss if the U.S. Shareholder redeems, sells or otherwise disposes of such shareholder’s Shares. The amount of gain or loss will be measured by the difference between a U.S. Shareholder’s adjusted tax basis in our Shares sold, redeemed or otherwise disposed of and the amount of the proceeds received in exchange. Any gain or loss arising from such sale, redemption or other disposition generally will be treated as long-term capital gain or loss if the U.S. Shareholder has held its Shares for more than one year. Otherwise, such gain or loss will be classified as short-term capital gain or loss. However, any capital loss arising from the sale, redemption or other disposition of our Shares held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such Shares. In addition, all or a portion of any loss recognized upon a disposition of our Shares may be disallowed if substantially identical stock or securities are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such case, any disallowed loss is generally added to the U.S. Shareholder’s adjusted tax basis of the acquired stock.

In general, U.S. Shareholders that are individuals, trusts or estates are taxed at preferential rates on their net capital gain. Such rates are lower than the maximum rate on ordinary income currently payable by individuals. Corporate U.S. Shareholders currently are subject to U.S. federal income tax on net capital gain and ordinary income at the same maximum rate. A non-corporate U.S. Shareholder with net capital losses for a year (i.e., capital loss in excess of capital gain) generally may deduct up to $3,000 of such losses against its ordinary income each year; any net capital losses of a non-corporate U.S. Shareholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate U.S. Shareholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

We will send to each of our U.S. Shareholders, after the end of each calendar year, a notice providing, on a per share and per distribution basis, the amounts includible in such U.S. Shareholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of dividends, if any, eligible for the preferential rates applicable to long-term capital gains).

Distributions by us out of current or accumulated earnings and profits also will not be eligible for the 20% pass through deduction under Section 199A of the Code. Distributions may also be subject to additional state, local and non-U.S. taxes depending on a U.S. Shareholder’s particular situation.

Tax Shelter Reporting Regulations

Under U.S. Treasury regulations, if a U.S. Shareholder recognizes a loss with respect to our Shares in excess of $2 million or more for a non-corporate U.S. Shareholder or $10 million or more for a corporate U.S. Shareholder in any single taxable year, such shareholder must file with the IRS a disclosure statement on Form 8886. Direct investors of “portfolio securities” in many cases are excepted from this reporting requirement, but under current guidance, equity owners of a RIC are not excepted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Significant monetary penalties apply to a failure to comply with this reporting requirement. States may also have similar reporting requirements. U.S. Shareholders should consult their tax advisor to determine the applicability of these regulations in light of their individual circumstances.

Net Investment Income Tax

An additional 3.8% surtax applies to the net investment income of non-corporate U.S. Shareholders (other than certain trusts) on the lesser of (i) the U.S. Shareholder’s “net investment income” for a taxable year and (ii) the excess of the U.S. Shareholder’s modified adjusted gross income for the taxable year over $200,000 ($250,000 in the case of joint filers). For these purposes, “net investment income” generally includes interest and taxable distributions and deemed distributions paid with respect to our Shares, and net gain attributable to the disposition of our Shares (in each case, unless our Shares are held in connection with certain trades or businesses), but will be reduced by any deductions properly allocable to these distributions or this net gain.

Taxation of Non-U.S. Shareholders

The following discussion applies only to persons that are non-U.S. Shareholders. If you are not a non-U.S. Shareholder this section does not apply to you. Whether an investment in our Shares is appropriate for a non-U.S. Shareholder will depend upon that person’s particular circumstances. An investment in our Shares by a non-U.S. Shareholder may have adverse tax consequences and, accordingly, may not be appropriate for a non-U.S. Shareholder. Non-U.S. Shareholders should consult their own tax advisors before investing in our Shares.

Distributions on, and Sale or Other Disposition of, our Shares

Actual or deemed distributions of our net capital gain to a non-U.S. Shareholder, and gains recognized by a non-U.S. Shareholder upon the sale of our Shares, will not be subject to withholding of U.S. federal income tax and generally will not be subject to U.S. federal income tax unless (a) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. Shareholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. Shareholder in the United States (as discussed above) or (b) the non-U.S. Shareholder is an individual, has been present in the United States for 183 days or more during the taxable year and certain other conditions are satisfied. For a corporate non-U.S. Shareholder, distributions (both actual and deemed) and gains recognized upon the sale of our Shares that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” (unless lowered or eliminated by an applicable income tax treaty). Non-U.S. Shareholders of our Shares are encouraged to consult their own advisors as to the applicability of an income tax treaty in their individual circumstances.

Distributions (and deemed distributions, such as consent dividends) by us to non-U.S. Shareholders that are properly reported by us as interest-related dividends attributable to U.S.-source interest income, which would qualify for the “portfolio interest exemption” if received directly by a non-U.S. Shareholder, generally will not be subject to U.S. withholding tax or U.S. federal income tax. We expect that substantially all of our income will qualify for this treatment. Similarly, to the extent distributions by us represent short-term capital gain dividends (properly reported as such by us), which would not have been subject to U.S. withholding tax if received directly by a non-U.S. Shareholder, these distributions generally will also not be subject to withholding tax. However, we generally do not expect that our distributions will qualify as short-term capital gain dividends. No assurance can be provided that we will designate or distribute any interest-related dividends or short-term capital gain dividends. Any other distributions by us to non-U.S. Shareholders generally will be subject to U.S. withholding tax, unless reduced or eliminated by an applicable income tax treaty, to the extent such distributions are made from our current or accumulated earnings and profits.

If we distribute our net capital gain in the form of deemed rather than actual distributions (which we may do in the future), a non-U.S. Shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the non-U.S. Shareholder’s allocable share of the tax we pay on the capital gain deemed to have been distributed. In order to obtain the refund, the non-U.S. Shareholder must obtain a U.S. taxpayer identification number (if one has not been previously obtained) and file a U.S. federal income tax return even if the non-U.S. Shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

Non-U.S. Shareholders who have not “opted-out” of our DRIP will have their cash dividends and distributions automatically reinvested in additional Shares, rather than receiving cash dividends and distributions. Any dividends or distributions reinvested under the DRIP will nevertheless remain taxable to non-U.S. Shareholders to the same extent as if such dividends were received in cash.

NON-U.S. SHAREHOLDERS SHOULD CONSULT THEIR OWN TAX ADVISERS WITH RESPECT TO THE U.S. FEDERAL INCOME AND WITHHOLDING TAX CONSEQUENCES, AND STATE, LOCAL AND NON-U.S. TAX CONSEQUENCES, OF AN INVESTMENT IN OUR SHARES.

Certain Additional Tax Considerations

Information Reporting and Backup Withholding

We may be required to withhold, for U.S. federal income taxes, a portion of all taxable distributions payable to shareholders (a) who fail to provide us with their correct taxpayer identification numbers (TINs) or who otherwise fail to make required certifications or (b) with respect to whom the IRS notifies us that this shareholder is subject to backup withholding. Certain shareholders specified in the Code and the U.S. Treasury regulations promulgated thereunder are exempt from backup withholding but may be required to provide documentation to establish their exempt status. Backup withholding is not an additional tax. Any amounts withheld will be allowed as a refund or a credit against the shareholder’s U.S. federal income tax liability if the appropriate information is timely provided to the IRS. Failure by a shareholder to furnish a certified TIN to us could subject the shareholder to a penalty imposed by the IRS.

Withholding and Information Reporting on Foreign Financial Accounts

A non-U.S. Shareholder who is otherwise subject to withholding of U.S. federal income tax may be subject to information reporting and backup withholding of U.S. federal income tax on dividends, unless the non-U.S. Shareholder provides us or the dividend paying agent with an IRS Form W-8BEN, IRS Form W-8BEN-E or W-8IMY, with all appropriate attachment forms (or an acceptable substitute form), or otherwise meets the documentary evidence requirements for establishing that it is a non-U.S. Shareholder or otherwise establishes an exemption from backup withholding.

Pursuant to Sections 1471 to 1474 of the Code and the U.S. Treasury regulations thereunder, the relevant withholding agent generally will be required to withhold 30% of any dividends paid on our Shares to: (i) a foreign financial institution, unless such foreign financial institution agrees to verify, report and disclose its U.S. accountholders, and meets certain other specified requirements or is subject to an applicable “intergovernmental agreement”; or (ii) a non-financial foreign entity beneficial owner, unless the entity certifies that it does not have any substantial U.S. owners or provides the name, address and taxpayer identification number of each substantial U.S. owner, and meets certain other specified requirements. If payment of this withholding tax is made, non-U.S. Shareholders that are otherwise eligible for an exemption from, or reduction of, U.S. federal withholding taxes with respect to such dividends or proceeds will be required to seek a credit or refund from the IRS to obtain such benefit of this exemption or reduction. In certain cases, the relevant foreign financial institution or non-financial foreign entity may qualify for an exemption from, or be deemed to be in compliance with, these rules. Certain jurisdictions have entered into agreements with the United States that may supplement or modify these rules. Non-U.S. Shareholders should consult their own tax advisors regarding the particular consequences to them of this legislation and guidance. We will not pay any additional amounts in respect to any amounts withheld.

Certain ERISA Considerations

Generally

The U.S. Employee Retirement Income Security Act of 1974, as amended, governs the investment of assets of a variety of employee retirement and welfare benefit plans subject to ERISA (“ERISA Plans”) that may be investors, directly or indirectly, in us. ERISA, the regulations under ERISA issued by the United States Department of Labor (the “DOL”) and opinions and other authority issued by the DOL and the courts provide guidance that should be considered by fiduciaries of ERISA Plans prior to investing in us.

The following discussion of certain ERISA considerations is based on statutory authority and judicial and administrative interpretations as of the date hereof and is designed only to provide a general understanding of the basic issues. Accordingly, this discussion should not be considered legal advice and the trustees and other fiduciaries of each ERISA Plan are encouraged to consult their own legal advisors on these matters.

Fiduciary Duty of Investing Plans

In considering an investment in us, plan fiduciaries should consider their basic fiduciary duties under ERISA Section 404, which requires them to discharge their investment duties prudently, solely in the interest of the plan participants and beneficiaries and for the exclusive purpose of providing benefits to the plan participants and beneficiaries and defraying reasonable administrative expenses of the relevant plan. Plan fiduciaries must give appropriate consideration to the role that an investment in us would play in the plan’s investment portfolio. In analyzing the prudence of an investment in us, the DOL’s regulation on investment duties should be considered (29 C.F.R. § 2550.404a-1).

Our assets will be invested in accordance with the investment objective and policies described in this Annual Report. The fiduciary of an ERISA Plan (and not the Adviser) will be solely responsible for the ERISA Plan’s decision to invest in us. Neither we nor the Adviser or any of our respective affiliates is responsible for determining, and none of them or us makes any representation regarding, whether an investment in us is an appropriate investment for ERISA Plans generally or any particular ERISA Plan.

Prohibited Transactions

Section 406 of ERISA and Section 4975 of the Code prohibit certain transactions involving the assets of ERISA Plans and certain persons, referred to as “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code, having certain relationships to such ERISA Plans, unless a statutory or administrative exemption is applicable to the transaction. An investment in us by an ERISA Plan having a relationship with the Adviser or us, or any of our respective affiliates could, under certain circumstances, be considered a transaction prohibited under ERISA or Section 4975 of the Code. Accordingly, an authorized fiduciary of an investing ERISA Plan will be deemed to have represented and agreed, among other things, that the ERISA Plan’s investment in us will not constitute or otherwise result in a non-exempt “prohibited transaction” under ERISA or Section 4975 of the Code.

Plan Assets

ERISA and the regulation issued by the DOL at 29 C.F.R. § 2510.3-101, as modified or deemed to be modified by ERISA (the “Plan Assets Regulation”), define the term “plan assets” as applied to entities in which a plan invests, directly or indirectly, such as the Fund. The Plan Assets Regulation provides that when an ERISA Plan acquires an equity interest in an entity, and such equity interest is neither a “publicly offered security” (as defined in the Plan Assets Regulation) nor a security issued by an investment company registered under the 1940 Act, the assets of the ERISA Plan include not only the equity interest, but also include an undivided interest in the underlying assets of the entity, unless an exception to this general rule applies.

Exceptions Under the Plan Assets Regulation

The Plan Assets Regulation provides several exceptions to the general rule of plan asset treatment. Pursuant to one such exception, the assets of certain entities, such as us, will not be treated as “plan assets” when equity participation in the entity by “benefit plan investors” is not “significant.” Equity participation in an entity by “benefit plan investors” (as defined in Section 3(42) of ERISA) is “significant” on any date if, immediately after the most recent acquisition or disposition of any equity interest in the entity, 25% or more of the value (in the aggregate) of any class of equity interests in the entity is held by “benefit plan investors.” For purposes of the 25% test, the term “benefit plan investors” includes ERISA Plans, certain other retirement plans defined in and subject to Section 4975 of the Code (such as individual retirement accounts), and entities or accounts deemed to hold “plan assets” due to an investment in such entity or account by ERISA Plans or such other retirement plans (such as insurance company general accounts). For the purposes of calculating the 25% threshold under the Plan Assets Regulation, the value of any equity interest held by a person (other than a “benefit plan investor”) who has discretionary authority or control with respect to the assets of the entity or that provides investment advice for a fee (direct or indirect) with respect to such assets (or an affiliate of such person) is disregarded.

The Adviser intends to conduct our affairs and operations in such a manner so that our assets will not be treated as “plan assets” of any ERISA Plan for purposes of ERISA. In furtherance of the foregoing, the Adviser will have broad authority to take any actions necessary or desirable in order to prevent our assets from constituting “plan assets” for purposes of ERISA or Section 4975 of the Code, including the authority to limit investments in us by “benefit plan investors” (as defined in Section 3(42) of ERISA), cause a mandatory withdrawal by “benefit plan investors,” and restrict the transfer of interests in us to “benefit plan investors.”

Accordingly, we are not expected to be deemed to be holding “plan assets” subject to ERISA at any time and, therefore, the Adviser does not anticipate that it, or any other service provider to us will be subject to the fiduciary or other requirements of ERISA, the prohibited transaction rules of ERISA or Section 4975 of the Code or any other related requirements with respect to any ERISA Plan investing in us. However, if our assets were at any point deemed to constitute “plan assets” for purposes of ERISA or Section 4975 of the Code, our activities may become subject to the fiduciary responsibility provisions of ERISA and the prohibited transaction provisions of ERISA and Section 4975 of the Code, and our operations and investments may be limited as a result, potentially resulting in a lower return to us than might otherwise be the case. Further, in the absence of compliance with ERISA and the prohibited transaction rules of Section 4975 of the Code, the Adviser could be exposed to litigation, penalties and liabilities which might adversely affect its ability to fully satisfy its contractual obligations to us, and the fiduciaries of an ERISA Plan who made the decision to invest the ERISA Plan’s assets in us could, under certain circumstances, be liable as co-fiduciaries for actions taken by us or the Adviser (or another service provider to us).

Reporting

Benefit plan investors may be required to report certain compensation paid by us (or by third parties) to our service providers as “reportable indirect compensation” on Schedule C to the Form 5500 Annual Return (the “Form 5500”). To the extent any compensation arrangements described herein constitute reportable indirect compensation, any such descriptions are intended to satisfy the disclosure requirements for the alternative reporting option for “eligible indirect compensation,” as defined for purposes of Schedule C to the Form 5500.

Additional Information

ERISA and its accompanying regulations are complex and, to a great extent, have not yet been interpreted by the courts or the administrative agencies. This discussion does not purport to constitute a thorough analysis of ERISA. Each prospective investor subject to ERISA should consult with its own legal counsel concerning the implications under ERISA of an investment in us, and to confirm that such an investment will not constitute or result in a non-exempt prohibited transaction or any other violation of an applicable requirement under ERISA.

“Governmental plans,” certain “church plans” and non-U.S. plans, while not subject to the fiduciary responsibility and prohibited transaction provisions of ERISA or Section 4975 of the Code, may nevertheless be subject to laws that are substantially similar to the foregoing provisions of ERISA or Section 4975 of the Code. Decision-makers for any such plans should consult with their counsel before making an investment in us. The Adviser and its affiliates disclaim all responsibility for determining whether an investment in us would comply with any such laws for any such plan and expressly disclaim that they have adequately summarized or even identified such considerations. In addition, any such plan may be required to represent that its investment will not subject us or the Adviser to any such similar law that may be applicable to such plan.

BY ACQUIRING AN INTEREST IN US, AN INVESTOR ACKNOWLEDGES AND AGREES THAT (I) ANY INFORMATION PROVIDED BY US, THE ADVISER OR ANY OF OUR RESPECTIVE AFFILIATES (INCLUDING INFORMATION SET FORTH IN THIS ANNUAL REPORT) IS NOT A RECOMMENDATION TO INVEST IN US AND THAT NONE OF US, THE ADVISER OR ANY OF OUR RESPECTIVE AFFILIATES ARE UNDERTAKING TO PROVIDE ANY INVESTMENT ADVICE TO THE INVESTOR (IMPARTIAL OR OTHERWISE), OR TO GIVE ADVICE TO THE INVESTOR IN A FIDUCIARY CAPACITY IN CONNECTION WITH AN INVESTMENT IN US AND, ACCORDINGLY, NO PART OF ANY COMPENSATION RECEIVED BY THE ADVISER OR ANY OF ITS AFFILIATES IS FOR THE PROVISION OF INVESTMENT ADVICE TO THE INVESTOR AND (II) THE ADVISER OR ITS AFFILIATES HAVE A FINANCIAL INTEREST IN THE INVESTOR’S INVESTMENT IN US ON ACCOUNT OF THE FEES AND OTHER COMPENSATION THEY EXPECT TO RECEIVE FROM THE FUND AS DISCLOSED HEREIN AND IN OUR GOVERNING AGREEMENTS.

Item 1A. Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this Annual Report, investors should consider carefully the following information before making an investment in our securities. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value and market price of our common shares could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment.

Summary of Risk Factors

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following summary should be read in conjunction with the complete discussion of risk factors we face, which are set forth below this section. The risk factors listed below apply to us and our subsidiaries, if any, on a consolidated basis.

Principal Risk Factors Relating to our Primary Direct Lending Strategy

•	Investing in middle-market private companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

•	By originating loans to companies that are experiencing significant or business difficulties, we may be exposed to distressed lending risks.

•	An investment strategy focused primarily on privately-held companies presents certain challenges, including, but not limited to, the lack of available information about these companies.

•	Our portfolio companies in some cases may incur debt or issue equity securities that rank equally with, or senior to, our investments in those companies.

•	Our investments are very risky and highly speculative.

•	We are exposed to risks associated with changes in interest rates.

•	The value of most of our portfolio holdings will not have a readily available market price and the lack of available information about the portfolio holdings could impact our ability to value our investments.

•	The lack of liquidity in our investments may adversely affect our business.

•	There are certain risks associated with holding debt obligations that have original issue discount or payment-in-kind interest.

Non-Principal Risk Factors Relating to Other Investments We May Make

•	Our Adviser has broad investment authority to cause us to invest in a variety of assets across a large number of different types, issuers, regions and sectors.

•	We may invest in assets other than loans to middle market companies, including certain high-yield assets, equity investments, and other asset purchases which may include asset-backed securities, all of which are subject to a number of different risks.

•	We expose ourselves to risks when we engage in hedging transactions or when we purchase or sell derivative instruments.

•	We may invest opportunistically from time to time in asset-backed securities and collateralized loan obligations, which are subject to a number of risks.

•	We may be exposed to special risks associated with bankruptcy cases.

•	To the extent we invest in distressed assets, the success of our investment strategy may depend in part on our Adviser’s ability to identify and successfully execute on opportunities in different instruments within an issuer’s capital structure.

Principal Risk Factors Relating to Our Investment Strategies Generally

•	We may not be able to realize expected returns on our invested capital.

•	An investment in our Shares will have limited liquidity.

•	There is a risk that our shareholders may not receive dividends or that our dividends may not grow over time.

•	We are highly dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our Shares and our ability to pay dividends.

•	Cybersecurity risks and cyber incidents may adversely affect our business or those of the portfolio companies in which we invest by causing disruptions to our operations, compromising confidential information or causing damage to business relationships, all of which could negatively impact our business, results of operations or financial conditions, or those of the portfolio companies in which we invest.

•	We operate in a highly competitive market for investment opportunities, and cannot guarantee that our Adviser will be successful in finding attractive investment opportunities in which we can participate.

•	We are not limited with respect to the proportion of our assets that may be invested in a single issuer.

•	Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval.

•	Investing in our Shares may involve a high degree of risk, and our investment program may involve the purchase and sale of relatively volatile instruments.

•	Economic recessions or downturns could impair our portfolio companies and harm our operating results.

•	We will be subject to corporate-level U.S. federal income tax if we are unable to maintain our qualification as a RIC under Subchapter M of the Code, including as a result of our failure to satisfy the RIC distribution requirements.

•	Certain U.S. shareholders may be treated as having received a dividend from us in the amount of such U.S. shareholders’ allocable share of the Management and Incentive Fees paid to our investment adviser and certain of our other expenses, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. shareholders.

•	We are a new company and have no operating history.

•	Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim, make it more expensive or inconvenient for a shareholder to bring a claim, or, if such provisions are deemed inapplicable or unenforceable by a court, cause us to incur additional costs associated with such action.

•	Our portfolio may be focused on a limited number of portfolio companies or industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.

•	Changes in laws or regulations governing our operations may adversely affect our business.

•	Any failure to maintain our status as a BDC would reduce our operating flexibility.

•	Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital.

•	Our ability to use derivatives for hedging or other purposes may be impacted by SEC regulations and other market structure changes imposed by the Dodd-Frank Act.

•	We cannot guarantee that we will be able to obtain various required licenses in U.S. states or in any other jurisdiction where they may be required in the future.

•	We intend to borrow money, which magnifies the potential for gain or loss and increases the risk of investing in us.

•	If we cease to be eligible for an exemption from regulation as a commodity pool operator, our compliance expenses could increase substantially.

•	Certain investors are limited in their ability to make significant investments in us. Additionally, our ability to enter into transactions with our affiliates is restricted.

Principal Risk Factors Relating to our Primary Direct Lending Strategy

Loan Origination

We may elect to acquire or originate loans or other debt instruments (or pools thereof) with the intention of syndicating to third parties a portion or potentially all of our investment following the initial signing or consummation thereof. If we are unable to sell, assign or successfully close transactions for participations in the loans that we acquire or originate, we will be forced to hold our excess exposure in such loans for an indeterminate period of time. This could result in our investments being over-concentrated in certain borrowers.

First Lien Loans

First lien loans hold the most senior position in the capital structure of a business entity and are typically, but not necessarily, secured with specific collateral that is senior to that held by unsecured creditors, subordinated debt holders and shareholders of the borrower. The first lien loans in which we will invest are likely to be collateralized and may be rated below investment grade or may also be unrated. As a result, the risks associated with first lien loans may be similar to the risks of below investment grade instruments, although first lien loans are typically senior and secured in contrast to other below investment grade instruments, which may be subordinated or unsecured. Nevertheless, if a borrower under a first lien defaults, becomes insolvent or goes into bankruptcy, we may recover only a fraction of what is owed on the senior loan or nothing at all. First lien loans are subject to a number of risks described elsewhere in this Annual Report, including credit risk and liquidity risk.

Although the first lien loans in which we will invest may be secured by collateral, there can be no assurance that such collateral could be readily liquidated or that the liquidation of such collateral would satisfy a borrower’s obligation in the event of non-payment of scheduled interest or principal. In the event of the bankruptcy or insolvency of a borrower, we could experience delays or limitations with respect to our ability to realize the benefits of the collateral securing a senior loan. Such collateral may be subject to complex, competing legal claims and any applicable legal or regulatory requirements which may restrict the giving of collateral or security by a borrower under a loan, such as, for example, thin capitalization, over-indebtedness, financial assistance and corporate benefit requirements. In addition, security interests may be unperfected for a variety of reasons, including the failure to make required filings by lenders, and we may not have priority over other creditors. In the event of a decline in the value of the already pledged collateral, we will be exposed to the risk that the value of the collateral will not at all times be sufficient to satisfy the amount of the borrower’s obligations under the first lien loans. Even if such loans do require the borrower to pledge additional collateral, there is no warranty the borrower will be able to pledge collateral of sufficient value or at all. To the extent that a first lien loan is collateralized by stock in the borrower or its subsidiaries, such stock may lose some or all of its value in the event of the bankruptcy or insolvency of the borrower. Those first lien loans that are under-collateralized involve a greater risk of loss. In the context of cross-border lending it is possible that the rights actually enjoyed by lenders will be adversely affected by the interplay of the rules of the various applicable legal systems.

Second Lien Loans

It is expected that we will invest in loans that are secured by a second lien on assets. Second lien loans have been a developed market for a relatively short period of time, and there is limited historical data on the performance of second lien loans in adverse economic circumstances. In addition, second lien loan products are subject to intercreditor arrangements with the holders of first lien indebtedness, pursuant to which the second lien holders have waived many of the rights of a secured creditor, and some rights of unsecured creditors, including rights in bankruptcy, which can negatively affect recoveries. While there is broad market acceptance of some second lien intercreditor terms, no clear market standard has developed for certain other material intercreditor terms for second lien loan products. This variation in key intercreditor terms may result in dissimilar recoveries across otherwise similarly situated second lien loans in insolvency or distressed situations. While uncertainty of recovery in an insolvency or distressed situation is inherent in all debt instruments, second lien loan products carry more risks than certain other debt products.

For reasons not necessarily attributable to any of the risks set forth herein, the prices of the debt instruments in which we invest may decline substantially. It may not be possible to predict, or to hedge against, such “spread-widening” risk. Additionally, the perceived discount in pricing may still not reflect the true value of the assets underlying debt instruments in which we invest, and therefore further deteriorations in value with respect thereto may occur following our investment therein.

For example, after mid-2007, the market for many loan instruments, including second lien loans, contracted significantly, which made virtually all leveraged loan instruments, particularly second lien loan instruments, less liquid or illiquid. Many participants ceased underwriting and purchasing certain second lien loan instruments. There can be no assurance that the market for second lien loans will not experience future contractions.

Unitranche Loans

A unitranche loan blends each tranche of a debt financing into a single tranche combining senior and subordinated loan debt. A unitranche loan in our investment portfolio will therefore be subject to the same risk factors as senior and subordinated loans set out elsewhere in this Annual Report. A unitranche loan may, in some cases, have a longer maturity than a senior secured loan and, because it combines senior and subordinated debt, it may be provided in a larger size, often by one or two counterparts as opposed to a club or syndicate. Its broader risk parameters and larger size often lead to more bespoke features, and in some cases the lender taking an observer seat on the borrower’s board.

Bank Loans

We may invest in loans and loan participations originated by banks and other financial institutions. These investments may include highly-leveraged loans to borrowers with below investment grade credit ratings. Such loans are typically private corporate secured loans that are negotiated by one or more commercial banks or financial institutions and syndicated among a group of commercial banks and financial institutions. In order to induce the lenders to extend credit and to offer a favorable interest rate, the borrower (whose equity may be publicly-traded) often provides the lenders with extensive information about its business that is not generally available to the public. To the extent that we obtain such information and it is material and nonpublic, we may be unable to trade in the other securities of the borrower until the information is disclosed to the public or otherwise ceases to be material, nonpublic information. A failure by us to advance requested funds to a borrower could result in claims against us and in possible assertions of offsets against amounts previously lent. Depending on the way in which we acquire our interest in a bank loan, we may be exposed to credit risks of both the borrower and the institution which sold us our interest in the loan. Also, bank loan transfers typically require the consent of the issuer and agent bank, so the settlement period is longer and creates increased credit and counterparty risk.

Risks of Bank Loans Acquired through Participations

We may invest in bank loans and corporate secured loans acquired through assignment or participations. These obligations are subject to various risks, including: (i) the possible invalidation of an investment transaction as a fraudulent conveyance under relevant laws; (ii) lender-liability claims of breach of contract, breach of fiduciary duty and of sales of collateral at non-commercially reasonable terms by the underlying obligor; (iii) environmental liabilities that may arise with respect to any collateral securing the underlying obligations; and (iv) limitations on our ability to enforce our rights directly with respect to participations.

In purchasing participations, we will have a direct contractual relationship only with the selling institution, and not the borrower. We generally will have no right to enforce compliance by the underlying borrower with the terms of the loan agreement, nor any voting rights or rights of set-off against the underlying borrower, nor will we have the right to object to certain changes to the loan agreement agreed to by the selling institution. We may not benefit from the collateral supporting the related secured loan and may not be subject to any rights of set-off the borrower has against the selling institution.

In addition, in the event of the insolvency of the selling institution, under the laws of certain jurisdictions we may be treated as a general creditor of such selling institution, and may not have any exclusive or senior claim with respect to the selling institution’s interest in, or the collateral with respect to, the secured loan. Consequently, in such circumstances, we will be subject to the credit risk of the selling institution as well as that of the borrower. Certain of the secured loans or loan participations may be governed by the law of a foreign jurisdiction which may present additional risks as regards the characterization of such transaction as a participation under such laws of such participation in the event of the insolvency of the selling institution or the borrower.

Limited Control Over Syndicated Loans

In certain circumstances, we may hold a loan that has been syndicated to third parties that are not affiliated with the Adviser. As a holder of a syndicated loan or an interest therein, we may have limited consent and control rights, and such rights may not be effective in view of the expected proportion of such loan held by us. We may exercise or enforce, or refrain from exercising or enforcing, any or all of our rights in connection with any of our underlying investments. However, due to the size of our investment position, we may have limited influence over any amendment, waiver or modification of such loan.

Risks Related to Investments in Loans

We expect to invest primarily by making loans, either through primary issuances or in secondary transactions, including potentially on a synthetic basis. The value of such loans may be detrimentally affected to the extent a borrower defaults on its obligations. There can be no assurance that the value we assign to collateralize an underlying loan can be realized upon liquidation, nor can there be any assurance that any such collateral will retain its value. Furthermore, circumstances could arise (such as in the bankruptcy of a borrower) that could cause our security interest in the loan’s collateral to be invalidated. Also, much of the collateral will be subject to restrictions on transfer that are intended to satisfy securities regulations, which will limit the number of potential purchasers if we intend to liquidate such collateral. The amount realizable with respect to a loan may be detrimentally affected if a guarantor, if any, fails to meet its obligations under a guarantee. Finally, to the extent a borrower defaults, we may incur additional costs in order to collect on the defaulted loan and, if applicable, to take possession of the applicable collateral, which collateral may take the form of various asset types.

Debtor Risks

A fundamental risk associated with our investment activities is that the portfolio companies in whose debt we invest will be unable to make principal and interest payments when due or at all. Portfolio companies in which we invest could deteriorate as a result of an adverse development in their business, a change in the competitive environment, an economic downturn or legal, tax, accounting or regulatory changes, among other factors. As a result, portfolio companies which we expected to be stable may experience financial or business difficulties, including operating at a loss or having significant variations in operating results or requiring substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress.

The portfolio companies in which we invest may be highly leveraged, and there is no restriction on the amount of debt a borrower can incur other than contractual restrictions that may be negotiated by us and our agents within the investment documentation in connection with the applicable investment. Such indebtedness may add additional risk with respect to such portfolio company, and could (i) limit its ability to borrow money for its working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes; (ii) require it to dedicate a substantial portion of its cash flow from operations to the repayment of its indebtedness, thereby reducing funds available to it for other purposes; (iii) make it more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; or (iv) subject it to restrictive financial and operating covenants, which may preclude it from favorable business activities or the financing of future operations or other capital needs. In some cases, proceeds of debt incurred by a portfolio company could be paid as a dividend to stockholders rather than retained by the portfolio company for its working capital. Leveraged companies are often more sensitive to declines in revenues, increases in expenses, and adverse business, political, or financial developments or economic factors, such as a significant rise in interest rates, a severe downturn in the economy or deterioration in the condition of such companies or their industries. A leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

If a company is unable to generate sufficient cash flow to meet principal and interest payments on its indebtedness, it may be forced to take other actions to satisfy its obligations under its indebtedness. These alternative measures may include reducing or delaying capital expenditures, selling assets, seeking additional capital, or restructuring or refinancing indebtedness. Any of these actions could significantly reduce the value of our investment in such portfolio company. If such strategies are not successful and do not permit a portfolio company to meet its scheduled debt service obligations, such portfolio companies may be forced into liquidation, dissolution or insolvency, and the value of our investment in such portfolio company could be significantly reduced or even eliminated.

Moreover, companies in which we invest may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and other capabilities, and a larger number of qualified managerial and technical personnel.

Highly Leveraged Companies

Our investments are expected to include companies whose capital structures have significant leverage either before or during our investment. Instruments issued by such companies may have limited covenants (e.g., “covenant lite” instruments), and the lack of robust covenants can increase the risk associated with an investment in such issuers. While investments in leveraged issuers offer the opportunity for capital appreciation and our Adviser approaches leverage in a manner it believes to be prudent, such investments also involve a higher degree of risk. Our investments will involve varying degrees of leverage, which could magnify the impact of circumstances such as unfavorable market or economic conditions, operating problems and other changes that affect the relevant issuer or its industry, resulting in a more pronounced effect of such circumstances on the profitability or prospects of such issuers. In using leverage, these issuers are typically subject to terms and conditions that include restrictive financial and operating covenants, which may impair their ability to finance or otherwise pursue their future operations or otherwise satisfy additional capital needs. Moreover, rising interest rates will, unless such rates are fixed pursuant to the terms of any such indebtedness, significantly increase such issuers’ interest expense, causing losses or the inability to service debt levels. If an issuer cannot generate adequate cash flow to meet its debt obligations, we are likely to suffer a partial or total loss of capital invested in the company.

Limited Amortization Requirements

We may invest in loans (including collateralized loan obligation (“CLO”) securities) that have limited mandatory amortization requirements. While such a loan may obligate a portfolio company to repay the loan out of asset sale proceeds or with annual excess cash flow, such requirements may be subject to substantial limitations or “baskets” that would allow a portfolio company to retain such proceeds or cash flow, thereby extending the expected weighted average life of the investment. In addition, a low level of amortization of any debt over the life of the investment may increase the risk that a portfolio company will not be able to repay or refinance the loans we hold when they come due at their final stated maturity.

Thinly-Traded, Non-Publicly Traded and Illiquid Investments

Investments we hold may be thinly-traded or may lack a liquid trading market altogether, which may result in us being unable to sell any such investment (or do so at desirable prices), or to close out a transaction (or do so at desirable prices) or to cover the short sale of an investment, thereby forcing us to incur potentially unlimited losses.

Investments may be subject to limitations on resale. Limitations on resale may have an adverse effect on the marketability of portfolio investments.

Moreover, determining the fair value of thinly-traded, non-publicly traded and other illiquid investments is challenging, and the values ascribed to such investments are likely to involve certain subjective assumptions.

Investments in Privately Held Companies

We will acquire a significant percentage of our portfolio company investments from privately held companies in directly negotiated transactions. Substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than exchange-listed securities or other investments for which there is an active trading market. We typically would be unable to exit these investments unless and until the portfolio company has a liquidity event such as a sale, refinancing, or initial public offering.

The illiquidity of our investments may make it difficult or impossible for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments, which could have a material adverse effect on our business, financial condition and results of operations. The sale of restricted and illiquid instruments often requires more time and results in higher brokerage charges, dealer discounts or fees and other selling expenses than does the sale of instruments eligible for trading on national securities exchanges or in the over-the-counter markets or other more liquid markets.

Moreover, investments purchased by us that are liquid at the time of purchase may subsequently become illiquid due to events relating to the issuer, market events, economic conditions or investor perceptions. Exit strategies that appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal, political or other factors. See “—Uncertain Exit Strategies.”

Investments in Non-Sponsor Companies

Non-sponsor businesses, which are businesses or companies that are not backed by a private equity firm or other professional equity investors, often have complex business models or specific business challenges that may make it difficult for lenders to understand, value, and evaluate such entities. If such a prospective borrower has little-to-no revenue or earnings before interest, taxes, depreciation and amortization, or EBITDA, it may be unable to secure financing from traditional lenders due to its inability to meet traditional risk assessment criteria. In these instances, a debt-to-EBITDA approach may not be appropriate to adequately evaluate the potential lending opportunity. Instead, the evaluation of the credit-worthy nature of such company may require a value-oriented approach that involves targeting low loan-to-value ratios and negotiating highly-structured investments with bespoke covenants, contingencies and terms that help mitigate the business-specific risks of the borrower. Such evaluations require a substantial subjectivity and can create additional risks not present in traditional lending approaches. In addition, non-sponsor businesses may lack the same financial expertise of sponsored businesses, and thus may require increased monitoring by us and may raise our costs associated with such a loan. Further, due to the lack of experience of some non-sponsored borrowers in sophisticated corporate finance arrangements as compared to sponsored businesses, we may incur additional costs and difficulty with respect to any future changes to a loan to a non-sponsored business, such as in the context of a future workout on the non-sponsor loan.

Interest Rates

We may be adversely affected by changes in interest rates. Interest rates are determined by factors of supply and demand in the international money markets and can be influenced by macro-economic factors, speculation and other forms of government intervention. We may experience increased interest rate risk to the extent we invest, if at all, in lower-rated instruments, debt instruments with longer maturities, debt instruments paying no interest (such as zero-coupon debt instruments) or debt instruments paying non-cash interest in the form of increases in debt. Factors that can affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders, instability in domestic and foreign financial markets and stimulus measures intended to counteract other events (e.g., a public health crisis). The timing of and extent to which central banks implement any measures, including adjustments of interest rates, is outside Third Point’s control, and there can be no assurance regarding the extent to which any changes in interest rates will or will not occur. In a changing interest rate environment, it is possible that we will not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our performance could be adversely affected. While we are permitted to seek to do so, we are not required to hedge our interest rate risk.

Our debt investments may be based on floating rates, such as the Secured Overnight Financing Rate (“SOFR”), the Euro Interbank Offered Rate (“EURIBOR”), the Federal Funds Rate or the prime rate or, with respect to loans or securities originated prior to June 30, 2023, London Interbank Offer Rate (“LIBOR”). General interest rate fluctuations may have a substantial negative impact on the investments, the value of the Shares and the rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. The value of the fixed rate instruments in which we may invest generally will have an inverse relationship with interest rates. Accordingly, if interest rates rise, the value of such instruments would be likely to decline. In addition, to the extent that the receivables or loans underlying specific instruments are pre-payable without penalty or premium, the value of such instruments likely would be negatively affected by increasing prepayments, which generally occur when interest rates decline. A change in interest rates could also increase the interest expense, thereby decreasing the net investment income and causing losses or the inability to service debt levels. If an issuer cannot generate adequate cash flow to meet its debt obligations, we are likely to suffer a partial or total loss of capital invested in the company. Also, an increase in interest rates available to investors could make investment in our Shares less attractive if we are not able to increase the dividend rate, which could reduce the value of the Shares.

A rise in the general level of interest rates can be expected to lead to a change in the interest rate we receive on many of our debt investments. Accordingly, an increase in the general level of interest rates could make it easier for us to meet or exceed the quarterly performance threshold and may result in a substantial increase in the amount of Investment Income Incentive Fee payable to the Adviser. Because of the structure of the Investment Income Incentive Fee, it is possible that we may pay an Investment Income Incentive Fee in a calendar quarter in which we incur a net loss. For example, if we earn pre-Incentive Fee net investment income in excess of the quarterly preferred return, we will pay the applicable Investment Income Incentive Fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

Investments in New Instruments

Investments in primary issuances of instruments (or in secondary purchases of recently-issued instruments) may involve higher risks than investments in more established instruments due to a variety of factors, including the limited universe of instruments available for trading, unseasoned trading, lack of investor knowledge of the issuer and limited operating history of the issuer. In addition, some such issuers are involved in relatively new industries or lines of business, which may not be widely understood by investors. Some of these issuers may be undercapitalized or otherwise less mature than other issuers. These factors may contribute to substantial price volatility or decrease the likelihood of a full recovery for such instruments and, thus, for us.

Mezzanine Debt

It is expected that from time to time, we may invest in mezzanine debt. Mezzanine debt typically is junior to the obligations of an issuer to senior creditors, trade creditors and employees. Our ability to influence such issuer’s affairs, especially during periods of financial distress or following an insolvency, will be substantially less than that of senior creditors. Mezzanine debt instruments are often issued in connection with leveraged acquisitions or recapitalizations in which an issuer incurs a substantially higher amount of indebtedness than the level at which it previously had operated. Default rates for mezzanine debt instruments historically have been higher than for investment-grade instruments. In the event of the insolvency of an issuer or similar event, our debt investment therein will be subject to fraudulent conveyance, subordination and preference laws.

PIK Interest Payments

Certain of our debt investments may contain provisions providing for the payment of PIK interest, which would be payable by increases in the debt quantum and not payable in cash. Because PIK interest results in an increase in the size of the loan balance of the underlying loan, the receipt by us of PIK interest will have the effect of increasing our assets under management. An election to defer PIK interest payments by adding them to the principal on such investments increases our net assets and, as such, increases our Adviser’s future Management Fee. In addition, any such increase in a loan balance due to the receipt of PIK interest will cause such loan to accrue interest on the higher loan balance, which will result in an increase in our pre-Incentive Fee net investment income and, as a result, an increase in Incentive Fees that are payable by us to the Adviser. This, in turn, could result in a conflict of interest between us and the Adviser, insofar as it may give the Adviser an incentive to cause us to invest more heavily in debt investments involving PIK interest payments than the Adviser otherwise would have done.

To the extent original issue discount instruments, such as zero coupon bonds and PIK loans, constitute a significant portion of our income, investors will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following: (i) the higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans; (ii) PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral; (iii) market prices of zero-coupon or PIK investments are affected to a greater extent by interest rate changes and may be more volatile than investments that pay interest periodically and in cash, and PIK interest investments are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities; (iv) because original issue discount income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact; (v) the deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan; (vi) even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan; and (vii) original issue discount creates risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized. The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on our liquidity, because it represents a non-cash component of our taxable income that must, nevertheless, be distributed in cash to investors to avoid us being subject to corporate level taxation.

High-Yield and Low-Rated Investments

Our investments may be very risky and highly speculative. The companies in which we intend to invest may be highly leveraged, and, in some cases, our investments in these companies are not rated by any rating agency. We will invest primarily in “high yield” debt, which may include first-lien debt or second-lien debt, and which is either unrated or rated in the lower rating categories by the various credit rating agencies (or in comparable non-rated securities). If these instruments were rated, we believe that they would likely receive a rating of below investment grade (that is, below BBB- or Baa3, which is often referred to as “junk”). Such instruments have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and are illiquid.

Investments that are either unrated or rated in the lower rating categories are subject to a greater risk of loss of principal and interest than higher-rated investments and are generally considered to be predominately speculative with respect to the issuer’s capacity to pay interest and repay principal. They are also generally considered to be subject to greater risk than investments with higher ratings in the case of deterioration of general economic conditions. Because investors generally perceive that there are greater risks associated with unrated or lower-rated investments, the yields and prices of such investments may tend to fluctuate more than those of higher-rated investments. The market for unrated or lower-rated investments is thinner and less active than that for higher-rated investments, which can adversely affect the prices at which these investments can be sold and could result in us being unable to sell such investments for an extended period of time. In addition, adverse publicity and investor perceptions about lower-rated investments, whether or not based on fundamental analysis, may be a contributing factor in a decrease in the value and liquidity of such lower-rated investments. Companies that issue such investments are often highly leveraged and may not have available to them more traditional methods of financing. Minor economic downturns could severely disrupt the market for such investments and may have an adverse impact on the value of such investments. In addition, it is possible that any such economic downturn could adversely affect the ability of the issuers of such investments to repay principal and pay interest thereon and increase the incidence of default of such investments.

Ratings of Instruments May Not Accurately Reflect Risks

Rating agencies rate debt instruments based upon their assessment of the likelihood of the receipt of principal and interest payments. Rating agencies do not consider the risks of fluctuations in market value or other factors that may influence the value of debt instruments. Therefore, the credit rating assigned to a particular instrument may not fully reflect the true risks of an investment in such instrument. Also, rating agencies may fail to make timely changes in credit ratings in response to subsequent events, so that an obligor’s current financial condition may be better or worse than a rating indicates. Consequently, credit ratings of any corporate debt obligation are only a preliminary indicator of investment quality as of a point in time, and not a guarantee of investment quality as of that point in time or any future point in time. Credit rating agencies may change their methods of evaluating credit risk and determining ratings. These changes may occur quickly and often. Rating changes, including but not limited to reductions or withdrawals, may occur for any number of reasons. The changes may affect one or more assets at a single time or within a short period of time, and such changes can have a material adverse effect upon the instrument and company to which they relate. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Shares. While the Adviser gives some consideration to ratings, ratings often are not fully indicative of the actual credit risk of the investments in rated instruments.

Risks of Senior Secured Loans

A majority of our investments are intended to consist of directly originated senior secured loans, including unitranche loans, of middle-market companies, which are subject to liquidity, market value, credit, interest rate, reinvestment and other risks. These types of loans involve a high degree of risk with no certainty of any return of capital. There can be no assurance that the Adviser will correctly evaluate the nature and magnitude of the various factors that could negatively affect the value or performance of such assets. These risks could be exacerbated to the extent that the portfolio is concentrated in one or more particular types of assets.

The value of our assets is volatile and may fluctuate due to a variety of factors that are inherently difficult to predict and are outside of our and the Adviser’s control, including changes in interest rates, prevailing credit spreads, general economic conditions, financial market conditions, domestic or international economic or political events, developments or trends in any particular industry, or the financial condition of the obligors of our assets. In addition, the market for senior secured loans has experienced periods of volatility in the supply and demand for such loans, resulting in volatility in, among other things, spreads, interest rate floors, purchase price discounts, leverage, covenants, structure, and other terms. Moreover, some of the senior secured loans in which we invest may have significant liquidity and market value risks since they may not be generally traded in organized markets. Because loans may be privately syndicated and loan agreements may be privately negotiated and customized, loans may not be purchased or sold as easily as publicly traded securities. In addition, historically the trading volume in the loan market, especially in the middle-market, has been small relative to the high-yield debt securities market.

Senior secured loans are generally considered speculative in nature and may end up in default for a variety of reasons. A defaulted asset may become subject to either substantial workout negotiations or a restructuring, which may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of principal, and a substantial change in the terms, conditions and covenants with respect to such defaulted asset. In addition, such negotiations or restructuring may be quite extensive, protracted and costly over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on such defaulted asset. The liquidity of a defaulted asset will be limited, and to the extent that a defaulted asset is sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon.

Risks of Subordinated Loans

Although not intended to constitute a majority of our investments, we may make investments in subordinated debt which could be unsecured and rank behind the issuer’s secured indebtedness. Subordinated loans are subordinate in right of payment to one or more senior secured loans and, therefore, are subject to additional risks that the cash flows of the related obligor(s) and any assets securing such subordinated loan may be insufficient to make the scheduled payments after giving effect to any senior secured loans of the related obligor(s). Subordinated debt investments may increase our exposure to adverse economic factors such as significantly rising interest rates, severe downturns in the economy or deterioration in the condition of the portfolio company on the subordinated debt investment.

While subordinated debt investments may benefit from the same or similar financial and other covenants as those enjoyed by the indebtedness ranking ahead of such investments and may benefit from cross-default provisions, some or all of such terms may not be part of particular investments. In addition, the ability of the subordinated debt holders to influence a company’s affairs, especially during periods of financial distress or following an insolvency, is likely to be substantially less than that of senior creditors. For example, under terms of subordination agreements, senior creditors are typically able to block the acceleration of subordinated debt or other exercises by the subordinated creditors of their rights. Accordingly, we may not be able to take the steps necessary to protect our investments in a timely manner or at all. Further, the subordinated and/or unsecured debt in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, could have limited liquidity and may not be rated by a credit rating agency. Subordinated loans are expected to be more illiquid investments than senior secured loans, which, as discussed, are themselves sometimes illiquid investments.

Unsecured loans are unsecured obligations of the applicable obligor(s), may be subordinated to other obligations of such obligor(s) and generally have greater credit, insolvency and liquidity risk than is typically associated with secured obligations. Unsecured obligations will generally have lower rates of recovery than secured obligations following a default. Also, in the event of the insolvency of an obligor of an unsecured obligation, the holders of such unsecured obligation will be considered general, unsecured creditors of such obligor, will have fewer rights than secured creditors of such obligor and will be subordinate to the secured creditors of such obligor with respect to the related collateral.

Issuers of subordinated debt obligations may be highly leveraged and may not have available to them more traditional sources of financing. During an economic downturn or a sustained period of rising interest rates, such issuers may be more likely to experience financial stress and may be unable to meet their obligations.

Certain Fund Investments May Be Prepayable at the Option of the Obligor

Certain investments are generally prepayable in whole or in part at any time at the option of the obligor at par plus accrued and unpaid interest thereon, and occasionally plus a prepayment premium. Prepayments may be caused by a variety of factors which are often difficult to predict. Consequently, there exists a risk that investments purchased at a price greater than par may experience a capital loss as a result of such a prepayment. When credit market conditions become more attractive to obligors, the rate of prepayment of our assets would be expected to increase as obligors refinance to take advantage of such improved conditions, which may negatively impact us.

Middle-Market Companies

A majority of the obligors of our assets will be privately owned middle-market businesses. Investment in middle-market companies involves a high degree of business and financial risk, which can result in substantial losses and, accordingly, should be considered speculative.

There is generally no publicly available information about these businesses, and we will rely on the Adviser’s and its affiliates’ ability to obtain, through its own diligence and/or through third-party diligence, adequate information to evaluate the potential risks of investing in these companies. If the Adviser is unable to uncover all material information about these companies, the Adviser may not make a fully informed investment decision, and we may lose money on our investments.

Some obligors may not meet net income, cash flow and other coverage tests typically imposed by lenders. Numerous factors may affect an obligor’s ability to repay its related obligations, including the failure to meet its business plan, a downturn in its industry or continuing negative economic conditions. A deterioration in an obligor’s financial condition and prospects may be accompanied by deterioration in value of the collateral securing our investment. Such deterioration might impair the ability of such obligor to obtain refinancing or force it to seek to have the company’s asset restructured and thereby reduce the likelihood of us recovering all or any of our investment.

Loans to middle-market businesses can carry more inherent risks than loans to larger businesses, and loans to private companies can carry more inherent risks than loans to publicly traded businesses. Middle-market companies and private companies (as compared to larger companies and publicly traded businesses) may have more limited access to capital and higher financing costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Middle-market businesses and private companies may have narrower product lines and smaller market shares than larger businesses or publicly traded businesses. Therefore, they tend to be more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. These businesses may also experience substantial variations in operating results. These companies also may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. Typically, the success of a middle-market business also depends on the management talents and efforts of one or two persons or a small group of persons. Therefore, the death, disability or resignation of one or more of such persons could have a material adverse impact on the obligor and its ability to repay its obligations. In addition, middle-market businesses and private businesses may need substantial additional capital to expand or compete and may often have borrowed money from other lenders and may need additional capital to survive any economic downturns. Accordingly, loans made to middle-market companies and private companies may involve higher risks than loans to larger businesses and publicly traded businesses, who may have greater financial resources or who are otherwise able to access traditional credit sources.

Nature of Investment in Senior Debt

Certain of our investments may include first and second lien senior secured debt. Such debt may (i) include term loans and revolving loans, (ii) pay interest at a fixed or floating rate and (iii) be acquired by way of purchase or assignment in the primary and secondary markets. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a contracting party under the legal documentation with respect to the debt obligation; however, its rights can be more restricted than those of the assigning institution.

The factors affecting an issuer’s first and second lien loans, and its overall capital structure, are complex. Some first lien loans may not necessarily have priority over all other unsecured debt of an issuer. For example, some first lien loans may permit other secured obligations (such as overdrafts, swaps or other derivatives made available by members of the syndicate to the company) or involve first liens only on specified assets of an issuer. Issuers of first lien loans may have two tranches of first lien debt outstanding, each with first liens on separate collateral. Second lien loans are subordinate in right of collateral to one or more senior secured loans of the related borrower and therefore are subject to additional risk that the proceeds of collateral securing the loan may be insufficient to repay the principal of the applicable loan after giving effect to any required payments made to the senior secured obligations of the related borrower. Second lien senior loans are also expected to be a more illiquid investment than first lien senior secured loans for such reason. There also is less likelihood that we will be able to sell participations in second lien loans that it originates or acquires, which would expose us to increased risk.

Senior secured credit facilities may be syndicated to a number of different financial market participants. The documentation governing such facilities typically requires either a majority consent or, in certain cases, unanimous approval for certain actions in respect of the loan, such as waivers, amendments, or the exercise of remedies. In addition, voting to accept or reject the terms of a restructuring of a credit facility pursuant to a Chapter 11 plan of reorganization is usually done on a class basis. As a result of these voting regimes, we may not have the ability to control any decision in respect of any amendment, waiver, exercise of remedies, restructuring or reorganization of an investment.

Senior secured loans are also subject to other risks and can cause unsecured creditors to seek remedies to limit our potential recovery of such investments, including (a) the possible invalidation of a debt or lien as a “fraudulent conveyance”; (b) the recovery as a “preference” of liens perfected or payments made on account of a debt in the 90 days before a bankruptcy filing; (c) equitable subordination claims by other creditors; (d) lender liability claims by the issuer of the obligations; (e) environmental liabilities that may arise with respect to collateral securing the obligations; (f) recharacterization claims in which certain creditors may seek to have our positions recharacterized as equity and therefore subordinate our claims to such creditors’ claims; and (g) designating the vote (i.e., ignoring the customary class vote system) under a Chapter 11 plan of reorganization in which lenders are entitled to vote as a class.

Risks of Special Situations and Distressed Investments

We may provide financing to companies involved in (or the target of) acquisition attempts or tender offers or companies involved in work-outs, liquidations, spin-offs, reorganizations, bankruptcies and similar transactions. We may also invest in domestic and foreign entities which are experiencing or may experience significant financial or business difficulties. In any investment transaction involving any such type of business enterprise, there exists the risk that the transaction in which such business enterprise is involved either will be unsuccessful, will take considerable time or will result in a distribution of cash or a new security the value of which will be less than the purchase price paid by us of the security or other financial instrument in respect of which such distribution is received. Similarly, if such an anticipated transaction does not in fact occur, we may lose all or a material portion of our investment. We may lose a substantial portion or all of our investment in a distressed environment or may be required to accept cash or securities with a value less than the investment. Such investments also may be adversely affected by state and federal laws relating to, among other things, fraudulent conveyances, voidable preferences, lender liability and the bankruptcy court’s discretionary power to disallow, subordinate or disenfranchise particular claims. The market prices of such instruments may be subject to substantial volatility or uncertainty, and the likelihood of achieving a full recovery may be lower than for more liquid or stable investments; additionally, the spread between the bid and asked prices of such instruments may be greater than normally expected due to a variety of factors that are inherently difficult to predict, such as domestic or international economic and political developments, all of which may significantly affect the results of our activities. Investments in distressed businesses, particularly rescue financings in connection with reorganizations, often involve litigation generally related to issues related to control and preference among classes, claimants and other related matters. Such litigation can be time-consuming and expensive, and can frequently lead to unpredicted delays or losses that by their nature involve business, financial, market and/or legal risks that could have a material adverse effect on the value of our investments.

Lender Liability Considerations, Equitable Subordination and Recharacterization

A number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed “lender liability”). Companies in which we invest may be located in jurisdictions where lenders may have legal exposure on the basis of lender liability. Generally, lender liability is founded upon the premise that a lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our investments, we could be subject to lender liability claims. Any such claim, if determined adversely to us, could have a material adverse effect on our returns to investors.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination”. Because of the nature of certain of our investments, we could be subject to claims from creditors of an obligor that investments issued by such obligor that are held by us should be equitably subordinated. A lender of record could also be exposed to claims for equitable subordination or lender liability or both because affiliates of, or persons related to, the Adviser may hold equity or other interests in the obligor of the related loan. In addition, the laws of certain foreign jurisdictions may impose liability upon lenders or bondholders under factual circumstances supplemental to those described above. Furthermore, if a court determined that a purported debt investment lacked sufficient indicia of indebtedness, such court could recharacterize such loan as equity for the purposes of priority of distributions in an insolvency proceeding of the borrower. Because of the nature of certain of the investments contemplated, we could be subject to claims from creditors of an obligor that the related investment should be recharacterized.

Equity Kickers

In connection with certain of our originated or acquired loan investments, we may be issued or otherwise receive a range of equity incentives, which would usually be in the form of a warrant to acquire a portion of a borrower’s fully diluted equity, but could also be in the form of outright shares, an exit fee or some direct participation in proceeds of a sale or listing (and may also be received in connection with any workouts or restructurings of those investments) (collectively, “Equity Kickers”). Equity Kickers would be intended to enable us to participate in a borrower’s long-term value which may be created by growth facilitated by a loan and will typically generate income only upon a sale, listing or recapitalization of the borrower. Such Equity Kickers will generally involve a high degree of risk, and will be subordinate to (and thus are inherently riskier than) the debt instruments and other liabilities of the issuers of such Equity Kickers. Prices of Equity Kickers generally fluctuate more than prices of debt instruments and are likely to be affected more rapidly, and to a greater extent, by company-specific developments and poor economic or market conditions. In addition, Equity Kickers may be illiquid or trade at significant discounts to otherwise comparable investments. Equity Kickers may not produce any income for us and may ultimately have no recognizable value. We may experience a substantial or complete loss on such Equity Kickers to the extent of any value given in connection with the acquisition thereof.

Obligors’ Ability to Refinance at or Prior to Maturity

A significant portion of our assets will consist of loans for which most or all of the principal is due at maturity. The ability of the obligor(s) under such loan to make such a large payment upon maturity typically depends upon its ability to refinance the loan prior to maturity. The ability of an obligor to consummate a refinancing will be affected by many factors, including the availability of financing at acceptable rates to such obligor, the financial condition of such obligor, the marketability of the collateral (if any) securing such loan, the operating history of the obligor and related businesses, tax laws and prevailing general economic conditions. Additionally, middle-market obligors generally have more limited access to capital and higher funding costs, may be in a weaker financial position, may need more capital to expand or compete, and may be unable to obtain financing from public capital markets or from more traditional sources, such as commercial banks. Consequently, such obligor may not have the ability to repay the loan at maturity and, unless it is able to refinance such loan, it could default in payment at maturity, which could result in losses to us and, indirectly, to the investors.

Significant numbers of obligors are expected to need to refinance their debt over the next few years, and significant numbers of collateralized loan obligation transactions (historically an important source of funding for loans) have reached or are close to reaching the end of their reinvestment periods or the final maturities of their own debt. As a result, there could be significant pressure on the ability of obligors to refinance their debt over the next few years unless a significant volume of new collateralized loan obligation transactions or other sources of funding develop. If such sources of funding do not develop, significant defaults in our assets could occur, and there could be downward pressure on the prices and markets for debt instruments, including assets held by us.

Possible Licensing Requirements

Certain regulatory bodies or agencies may require us or the Adviser to obtain licenses or similar authorizations to engage in various types of lending activities, including without limitation, the origination of debt. It may take a significant amount of time to obtain such licenses or authorizations. Such licenses may require the disclosure of confidential information regarding us, the investors or their respective affiliates, including financial information and/or information regarding officers and directors of certain significant investors, and we may or may not be willing or able to comply with these requirements. In addition, there can be no assurance that any such licenses or authorizations would be granted or, if so, whether any such licenses or authorizations would impose restrictions on us. Alternatively, the Adviser may be able to structure potential portfolio investments in a manner which would not require such licenses and authorizations, although such transactions may be structured in an inefficient or otherwise disadvantageous manner for us and/or the borrower. The inability of the appropriate parties to obtain such licenses or authorizations, or the structuring of an investment in an inefficient or otherwise disadvantageous manner, could adversely affect the Adviser’s ability to implement our strategy and our results.

Non-Principal Risk Factors Relating to Other Investments We May Make

Flexible Investment Approach

The Adviser has broad investment authority, and may cause us to invest in any type of security, issuer or group of related issuers, country, region and sector that is consistent with the investment strategies described herein and that the Adviser believes will help us achieve our investment objective, except to the extent limited by the 1940 Act or other laws or regulations applicable to us, including the asset diversification requirements with which we will be required to comply in order to qualify as a RIC for U.S. tax purposes. The Adviser has broad latitude with respect to the management of our risk parameters.

The Adviser will opportunistically implement whatever strategies, risk management techniques or discretionary approaches, as well as such other investment tactics as are consistent with the investment strategies described herein and that the Adviser believes from time to time may be suited to prevailing market conditions. Shareholders must recognize that by investing in us, they are placing their capital indirectly under the discretionary management of the Adviser and authorizing the Adviser indirectly to trade for us and to implement whatever strategies, risk management techniques or discretionary approaches, as well as other investment tactics, in such manner as the Adviser may determine and as is consistent with our investment strategies. The Adviser may also use such leverage, position size, duration and other portfolio management techniques as it believes are appropriate for us, subject to the requirements of the 1940 Act and other limitations described herein. Any of the investment strategies, techniques, discretionary approaches and investment tactics that our Adviser may use may not be thoroughly tested before being employed and may have operational or other shortcomings which could result in unsuccessful investments and, ultimately, losses to us.

In addition, our Board has broad authority to modify or waive our current investment criteria, investment strategies and operating policies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current investment criteria, investment strategies or operating policies would have on our business, net asset value, or operating results, and any new investment strategy, technique or tactics that we use may be more speculative than previously utilized investment techniques or discretionary tactics, and may involve material and as-yet-unanticipated risks that could increase the overall risk associated with an investment in us. There can be no assurance that the Adviser will be successful in applying its approach and there is material risk that a shareholder may suffer significant impairment or total loss of its capital.

Follow-On Investments

We may be called upon to provide follow-on funding with respect to our investments. The Adviser may, in its discretion, determine whether an investment qualifies as a follow-on and whether to proceed with such follow-on investments (including loans). Although the Adviser may use our funds to make follow-on investments, there is no assurance that we will wish to make such follow-on investments or that we will have sufficient capital to do so. Accordingly, third-party sources of financing may be required, but there is no assurance that such additional sources of financing will be available, or, if available, will be on terms favorable to us. The Adviser’s decision not to make a follow-on investment or our inability to do so may have an adverse impact on an investment in us.

Debtor-in-Possession Loans

It is expected that from time to time, we may invest in or extend loans to debtors that have filed for protection under Chapter 11 of the U.S. Bankruptcy Code or equivalent protections under the laws of other jurisdictions. These debtor-in-possession (“DIP”) loans are most often structured as revolving working-capital facilities put into place at the outset of a Chapter 11 case to provide the debtor with both immediate cash and the ongoing working capital that will be required during the reorganization process. While such loans are sometimes less risky than many other types of loans as a result of their seniority in the debtor’s capital structure and because their terms have been approved by a federal bankruptcy court order, it is possible that the debtor’s reorganization efforts may fail and the proceeds of the ensuing liquidation of the DIP lender’s collateral might be insufficient to repay in full the DIP loan.

Fixed Income Instruments Generally

We may invest in fixed income securities or other fixed income instruments. Investment in these instruments may offer opportunities for income and capital appreciation and may also be used for temporary defensive purposes and to maintain liquidity. Fixed income instruments are obligations of the issuer to make payments of principal and/or interest on future dates, and include, among other instruments: bank debt, bonds, notes and debentures issued by corporations; debt instruments issued or guaranteed by the U.S. government or one of its agencies or instrumentalities or by a non-U.S. government or one of its agencies or instrumentalities; municipal securities; and mortgage-backed and other asset-backed securities or instruments. These instruments may pay fixed, variable or floating rates of interest, and may include zero-coupon obligations. Fixed income instruments are subject to the risk of the issuer’s or a guarantor’s inability to meet principal and interest payments on its obligations (i.e., credit risk) and are subject to price volatility due to factors such as interest rate sensitivity, market perception of the creditworthiness of the issuer, general market liquidity (i.e., market risk), government interference, economic news and investor sentiment.

Moreover, our investments, particularly investments in loans or other forms of indebtedness, may be subject to early redemption features, refinancing options, pre-payment options, or similar provisions which, in each case, could result in the issuer or borrower repaying the principal on an obligation held by us earlier than expected (which could result in our return from such investment being less than we anticipated when we made the investment). This may happen when there is a decline in interest rates, or when a borrower’s performance allows the refinancing of certain classes of debt with lower cost debt. To the extent such early prepayments increase, they may have a material adverse effect on our investment objective and the profits on capital invested in fixed income investments. As with other investments we make, there may not be a liquid market for any of the debt instruments in which we invest, which may limit our ability to sell these debt instruments or to obtain the desired price. We may also purchase loans as participations and act as a provider for warehousing (or similar accommodations) for any financial instruments, and we may be subject to the credit risk of the selling financial institution as well as that of the underlying borrower.

We may attempt to take advantage of undervalued fixed income investments or relative mispricings in disrupted credit markets. The identification of attractive investment opportunities in disrupted credit markets is difficult and involves a significant degree of uncertainty. During periods of “credit squeezes” or “flights to quality,” the market for fixed income investments can become substantially reduced. This poses a particular risk that leveraged credit instrument positions we hold may need to be sold at discounts to fair value in order to meet margin calls. At the same time, the dealers may correspondingly reduce the value of outstanding positions, resulting in additional margin calls as loan to value triggers are hit under prime brokerage, swap or similar agreements.

Risks Related to Liquid Credit

Although not a primary investment strategy, we may on an opportunistic basis acquire positions in liquid credit instruments from time to time. Our liquid credit investments, including investments in publicly traded debt instruments and other instruments that are not directly originated, will be subject to the same risks associated with our investments in debt generally, such as risks associated with debt investments in U.S. middle-market companies, economic recessions, inflation, risks related to the structure of the type of debt investments we will make, among others, as described in this section.

In addition, our liquid credit investments may be high yield debt securities. Because the performance of high yield corporate debt securities, especially during periods of market stress, may be affected by changes, or perceived changes, in the issuer’s business, financial condition or prospects, the performance of our investments in high yield corporate debt securities may be correlated with the performance of equity securities, including the equity securities in which we invest.

Investments in Publicly Traded Companies

Our investment portfolio may from time to time contain securities or instruments issued by publicly held companies. Such investments may subject us to risks that differ in type or degree from those involved with investments in privately held companies. Such risks include, without limitation, greater volatility in the valuation of such companies, increased obligations to disclose information regarding such companies, limitations on our ability to dispose of such securities or instruments at certain times, increased likelihood of shareholder litigation against such companies’ board members and increased costs associated with each of the aforementioned risks. Moreover, we may not have the same access to information in connection with investments in public securities, either when investing in a potential investment or after making an investment, as compared to privately-negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in public securities because the Adviser or Third Point may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies.

Suspensions of Trading and Failure of Exchanges

Each securities exchange typically has the right to suspend or limit trading in all securities which it lists. Such a suspension involving securities owned by us would render it impossible for us to liquidate positions and, accordingly, could expose us to losses. We also are subject to the risk of the failure of any exchanges on which our positions trade or of such exchanges’ clearinghouses.

Non-Recourse Obligations

We may make certain investments that are non-recourse obligations of issuers. Such investments are payable solely from proceeds collected in respect of collateral pledged by an issuer to secure such obligations. None of the security holders, officers, directors or incorporators of the issuers, trustees, any of their respective affiliates or any other person or entity will be obligated to make payments on such investments. Consequently, we, as holder of the obligations, must rely solely on distributions of proceeds of collateral debt obligations and other collateral pledged to secure obligations for payments due in respect of principal thereof and interest thereon. If distributions of such proceeds are insufficient to make payments on the securities, no other assets will be available for such payments and following liquidation of all the collateral, the obligations of the issuers to make such payments will be extinguished.

Convertible Securities

Certain of our investments may include investments in convertible securities. Convertible securities are bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security entitles its holder to receive interest that is generally paid or accrued on debt or a dividend that is paid or accrued on preferred stock until the convertible security matures or is redeemed, converted or exchanged. Convertible securities have unique investment characteristics in that they generally (i) have higher yields than common stocks, but lower yields than comparable non-convertible securities, (ii) are less subject to fluctuation in value than the underlying common stock due to their fixed-income characteristics and (iii) provide the potential for capital appreciation if the market price of the underlying common stock increases.

The value of a convertible security is a function of its “investment value” (determined by its yield in comparison with the yields of other securities of comparable maturity and quality that do not have a conversion privilege) and its “conversion value” (the security’s market value, if converted into the underlying common stock). The investment value of a convertible security is influenced by changes in interest rates, with investment value declining as interest rates increase and increasing as interest rates decline. The credit standing of the issuer and other factors may also have an effect on the convertible security’s investment value. The conversion value of a convertible security is determined by the market price of the underlying common stock. If the conversion value is low relative to the investment value, the price of the convertible security is governed principally by its investment value. To the extent the market price of the underlying common stock approaches or exceeds the conversion price, the price of the convertible security will be increasingly influenced by its conversion value. A convertible security generally will sell at a premium over its conversion value by the extent to which investors place value on the right to acquire the underlying common stock while holding a fixed-income security. Generally, the amount of the premium decreases as the convertible security approaches maturity.

A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, we will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have an adverse effect on our ability to achieve our investment objective.

Repurchase Agreements

To the extent consistent with Rule 18f-4 under the 1940 Act and our compliance policies and procedures related thereto, we may invest in certain derivative instruments including, without limitation, repurchase agreements. Under a repurchase agreement, we may “sell” securities or other obligations and agree to repurchase them at a specified date and price. In a reverse repurchase transaction, we “buy” securities issued from a broker-dealer or financial institution, subject to the obligation of the broker-dealer or financial institution to repurchase such securities at the price we paid, plus interest at a negotiated rate. We expect to qualify as a limited derivatives user under Rule 18f-4, which will require us to limit our derivatives exposure to 10% of our net assets at any time, excluding certain currency and interest rate hedging transactions. See “—Regulation of Derivative Instruments and Financial Commitment Transactions in General” below.

Our use of repurchase and reverse repurchase agreements involves a variety of risks. For example, repurchase agreements may involve the risk that the market value of the securities or other obligations we purchased with the proceeds of the repurchase agreement may decline below the price of the securities or other obligations we have sold but are obligated to repurchase. If the buyer of securities or other obligations under a repurchase agreement files for bankruptcy or becomes insolvent, such buyer or its trustee or receiver may receive an extension of time to determine whether to enforce our obligation to repurchase the securities or other obligations and our use of the proceeds of the repurchase agreement may effectively be restricted pending such decision. To the extent that, in the meantime, the value of the securities or other obligations that we have purchased has decreased, we could experience a loss.

Further, in relation to reverse repurchase agreements, if the seller of securities to us defaults on its obligation to repurchase the underlying securities, as a result of its bankruptcy or otherwise, we will seek to dispose of such securities, which action could involve costs or delays and we may suffer a loss to the extent that we are forced to liquidate our position in the market, and proceeds from the sale of the underlying securities are less than the repurchase price agreed to by the defaulting seller. If the seller becomes insolvent and subject to liquidation or reorganization under applicable bankruptcy or other laws, our ability to dispose of the underlying securities may be restricted. It is possible, in a bankruptcy or liquidation scenario, that we may not be able to substantiate our interest in the underlying securities.

Hedging Transactions

We are under no obligation to hedge any risk arising out of our investment program and may elect to not hedge any such risk, or to hedge only specific risks. To the extent we do engage in such hedging transactions, all hedging transactions will be conducted in a manner that is consistent with Rule 18f-4 under the 1940 Act and our compliance policies and procedures related thereto. We expect to qualify as a limited derivatives user under Rule 18f-4, which will require us to limit our derivatives exposure to 10% of our net assets at any time, excluding certain currency and interest rate hedging transactions. See “—Regulation of Derivative Instruments and Financial Commitment Transactions in General” below.

We may seek to utilize instruments for risk management purposes to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates and the relative value of certain debt investments from changes in market interest rates. Such hedging activities may be aimed at protecting our unrealized gains in the value of the portfolio, enhancing or preserving returns, spreads, or gains on any investment in our portfolio, protecting us against any increase in the price of any investments we anticipate purchasing at a later date, or may be done for any other reason that the Adviser deems appropriate. The success of our hedging strategy will be subject to the correlation between the performance of the instruments used in the hedging strategy and the performance of the investments in the portfolio being hedged. Since the characteristics of many investments change as markets change or time passes, the success of our hedging strategy will also be subject to the Adviser’s ability to recalculate, readjust and execute hedges in an efficient and timely manner. There is no guarantee that the Adviser will be able to do that successfully. While we may enter into hedging transactions to seek to reduce risk, such transactions may result in a poorer overall performance for us than if we had not engaged in any such hedging transactions. For a variety of reasons, the Adviser may not seek to establish a strong correlation between such hedging instruments and the portfolio holdings being hedged. Such weak correlation may prevent us from achieving the intended hedge or expose us to risk of loss.

The success of our hedging strategy will depend, in part, upon the Adviser’s ability to correctly assess the degree of correlation between the performance of the instruments used in the hedging strategy and the performance of our investments being hedged. Since the characteristics of many instruments change as markets change or time passes, the success of our hedging strategy will also be subject to the Adviser’s ability to continually recalculate, adjust and execute hedges in an efficient and timely manner.

Swap Agreements

Swap agreements are privately negotiated over-the-counter derivative products in which two parties agree to exchange actual or contingent payment streams that may be calculated in relation to a rate, index, instrument, or certain securities, and a particular “notional amount.” We will only invest in swap agreements to the extent consistent with Rule 18f-4 under the 1940 Act and our compliance policies and procedures related thereto. We expect to qualify as a limited derivatives user under Rule 18f-4, which will require us to limit our derivatives exposure to 10% of our net assets at any time, excluding certain currency and interest rate hedging transactions. See “—Regulation of Derivative Instruments and Financial Commitment Transactions in General” below.

Swaps may be subject to various types of risks, including market risk, liquidity risk, structuring risk, tax risk, and the risk of non-performance by the counterparty, including risks relating to the financial soundness and creditworthiness of the counterparty. Swaps can be individually negotiated and structured to include exposure to a variety of different types of investments or market factors. Depending on their structure, swaps may increase or decrease our exposure to commodity prices, equity or debt securities, long-term or short-term interest rates (in the United States or abroad), non-U.S. currency values, mortgage-backed securities, corporate borrowing rates, or other factors such as security prices, baskets of securities, or inflation rates and may increase or decrease the overall volatility of our portfolio. Swap agreements can take many different forms and are known by a variety of names. To the extent we invest in swap agreements, we expect such swap agreements will generally relate to the hedging of interest rate and currency risks, although we may from time to time invest in total return swaps in order to gain exposure to a loan or position which we might not otherwise be permitted to hold directly. To the extent we invest in such total return swaps, we will only do so in a manner consistent with our compliance policies and our continued qualification as a limited derivatives user under Rule 18f-4. We are not limited to any particular form of swap agreement if the Adviser determines that other forms are consistent with our investment objective and policies, to the extent such other forms are also consistent with Rule 18f-4 and our related compliance policies and procedures. A significant factor in the performance of swaps is the change in individual commodity values, specific interest rates, currency values, or other factors that determine the amounts of payments due to and from the counterparties. If a swap calls for payments by us, we must have sufficient cash availability to make such payments when due. In addition, if a counterparty’s creditworthiness declines, the value of a swap agreement may also decline, potentially resulting in losses to us.

Non-U.S. Investments

We may invest a portion of our assets in securities or other instruments denominated in currencies other than the U.S. Dollar and in other financial instruments, the price of which is determined with reference to currencies other than the U.S. Dollar.  However, we value our investments and other assets in U.S. Dollars.  To the extent unhedged, the value of our assets will fluctuate with U.S. Dollar exchange rates as well as with price changes of our investments in the various local markets and currencies.  Accordingly, the value of such assets may be affected favorably or unfavorably by fluctuations in currency rates.  We may (but are not obligated to) seek to hedge the exposure of our portfolio to foreign exchange risks.  If attempted, there can be no assurance such hedging will be effective.

Forward Currency Contracts

We may invest in forward currency contracts, primarily for purposes of hedging against currency fluctuations.  There can be no assurance that any such hedging transactions will be effective.  Forward currency contracts may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position by taking another position equal and opposite to such position on a timely basis or without incurring a sizeable loss.  Closing transactions with respect to forward currency contracts usually are effected with the currency trader who is a party to the original forward contract and generally require the consent of such trader.  There can be no assurance that we will be able to close out our obligations.

There are no limitations on daily price moves in forward contracts. Banks and brokerage firms with whom we maintain accounts may require us to deposit margin with respect to such trading.  Banks are not required to continue to make markets in forward contracts.  There have been periods during which certain banks have refused to quote prices for such forward contracts or have quoted prices with an unusually wide spread between the price at which the bank is prepared to buy and that at which it is prepared to sell.  Trading of forward contracts through banks is not regulated by any U.S. governmental agency.  We will be subject to the risk of bank failure and the inability of, or refusal by, a bank to perform with respect to such contracts.

Credit Default Swaps

We may purchase or sell credit derivatives contracts— primarily credit default swaps (“CDS”)—both for hedging and other purposes. We will only invest in credit derivatives contracts to the extent consistent with Rule 18f-4 under the 1940 Act and our compliance policies and procedures related thereto. We expect to qualify as a limited derivatives user under Rule 18f-4, which will require us to limit our derivatives exposure to 10% of our net assets at any time, excluding certain currency and interest rate hedging transactions. See “—Regulation of Derivative Instruments and Financial Commitment Transactions in General” below.

The typical CDS contract requires the seller to pay to the buyer, in the event that a particular “reference entity” experiences specified credit events, the difference between the notional amount of the contract and the value of a security or portfolio of securities issued by the reference entity that the buyer delivers to the seller. In return, the buyer agrees to make periodic payments equal to a fixed percentage of the notional amount of the contract. CDS generally trade on the basis of theoretical pricing and valuation models, which may not accurately value such swap positions when established or when subsequently traded or unwound under actual market conditions. Factors that may influence the value of CDS include the contractually specified credit-related events with respect to a reference entity that may trigger settlement of the CDS; optionality that a party has under the terms of the CDS, such as the ability to select the obligations of a reference entity that will be delivered or valued or to decide whether or not to trigger settlement; market liquidity for a particular type of CDS; interest rates and the amount of any periodic fixed payments required to be made under the CDS; and the time remaining to the maturity of the CDS.

Decisions made by industry-appointed Credit Derivatives Determinations Committees (“Determinations Committees”) may affect our rights and obligations under a CDS. If so provided under the terms of a CDS, a Determinations Committee will have the power to make binding decisions on critical issues, such as whether a “credit event” with respect to the reference entity has occurred, which obligations of the reference entity are deliverable and whether an auction to determine the settlement price for related CDS should take place. The institutions serving on the Determinations Committees or any external reviewers do not owe any duty to us in such capacity and we may be prevented from pursuing claims with respect to actions taken by such persons.

There can be no assurance that we will achieve our hedging, investment or other objectives. Credit events that trigger CDS are expressly defined under the terms of a CDS transaction and may not encompass all of the circumstances in which we may suffer credit- related losses on an obligation of a reference entity. Similarly, some entities that experience credit difficulties do not file for bankruptcy or default on payments on all of their obligations. Instead, they may enter into work-out or restructuring arrangements with their creditors. Unless a CDS expressly provides for a “restructuring” credit event—and the actual event falls within the agreed definition of that credit event—the protection buyer under a CDS may not receive any compensation if such a workout or other restructuring occurs.

CDS transactions can be more operationally intensive than other transactions. CDS transactions may require that certain notices be given in order to exercise rights, realize value or protect and preserve interests under the transaction. Failure to act within the requisite time periods could adversely affect our interests under a CDS agreement.

The ultimate outcome of a CDS transaction (following the occurrence of a credit event and satisfaction of all conditions to settlement, if applicable) will be affected by the settlement method applicable to the transaction.

If so provided, a CDS transaction may be cash settled by reference to the price of certain deliverable obligations of the reference entity determined in an auction conducted pursuant to terms published by the Determinations Committee (“auction settlement”). Although auctions generally can be expected to be held for CDS of reference entities that are widely traded in the credit markets, there can be no assurance that an auction will be held for future credit events or that, if held, the auction will result in the determination of a final price. If an auction is not held or fails to result in the determination of a final price, generally either physical settlement or cash settlement will apply. If “physical settlement” applies to a CDS transaction, the protection buyer must select (if the terms of the CDS transaction provide the protection buyer a choice) an obligation or obligations of the reference entity that satisfies specified deliverability criteria and deliver those obligations to the protection seller in the amount specified in the CDS transaction. In such cases, it is likely that the portfolio of obligations selected by the protection buyer will be obligations of the reference entity with the lowest market value (“cheapest-to-deliver”) that are eligible for selection pursuant to the terms of the CDS transaction. Alternatively, physical settlement may not be possible to accomplish under some circumstances, such as the inability to procure a deliverable obligation due to market dislocations or prior redemptions or refinancing by the reference entity. In such an event, the protection buyer may receive no recovery if it is unable to make a required delivery.

If “cash settlement” applies, one of the parties may be required to seek quotations for selected obligations of the reference entity. Such quotations may not be available, or the level of such quotations may be substantially reduced as a result of illiquidity in the relevant markets or as a result of factors other than the credit risk of the reference entity (for example, liquidity constraints affecting market dealers). Moreover, the market value of a reference entity’s obligations may be highly volatile in the period following a credit event. Accordingly, any quotations so obtained may differ significantly from the value of the relevant obligation that would be determined by reference to the present value of related cash flows or the value that a party to a CDS transaction could obtain if it controlled the disposition of the obligations.

Actions of reference entities (for example, merger or demerger or the repayment or transfer of indebtedness) may adversely affect the value of related CDS. No reference entity has any obligation to consider our interest (as a party to a CDS) as to any corporate or sovereign actions that might affect the value of the CDS. A reference entity may have an incentive to structure a corporate transaction to produce a particular result under CDS, in order to induce holders of its debt obligations to take certain actions. In some instances, a reference entity may repay its outstanding liabilities or assign them to a different entity, in which case a CDS with respect to that reference entity may no longer have deliverable obligations that could be considered for purposes of settlement of the CDS (a circumstance commonly referred to as an “orphan” credit transaction), which may result in losses for the protection buyer.

A protection seller under a CDS generally will not have rights equivalent to those of a holder of debt obligations of the relevant reference entity, such as voting rights or rights to receive consent fees or other distributions from the reference entity. Consequently, entering into a CDS transaction as protection seller may be riskier than a direct investment in the obligations of a reference entity.

The provisions of the SEC rules and other applicable laws or regulations may hinder our investment program by preventing us from taking positions that the Adviser considers favorable. They may also result in overvaluations of certain securities due to restrictions on market efficiency. In addition, the SEC’s “Circuit Breaker Uptick Rule” and other regulations may adversely affect us by preventing us from taking hedging positions or other positions that the Adviser considers to be in our best interests, thereby resulting in substantial losses to us.

ABS Risks

Although not a primary investment strategy, we may opportunistically invest from time to time in ABS structures, to the extent permitted under the 1940 Act. In addition to CLO risks described herein which will likely be applicable to such ABS investments, such investments may create additional risks such as the possibility of increasing student loan defaults, legal changes to student loan repayment programs and environmental hazards limiting air travel. ABS structures are primarily exposed to the performance and credit risk of the underlying collateral, which may also include consumer receivables, commercial loans, investment grade credit, high-yield credit, and leveraged loans.

ABS are not secured by an interest in the related collateral. Credit card receivables, for example, are generally unsecured and the debtors are entitled to the protection of a number of state and federal consumer loan laws, many of which give such debtors the right to set off certain amounts owed on the credit cards, thereby reducing the balance due. Most issuers of ABS backed by automobile receivables permit the servicers to retain possession of the underlying obligations. If the servicer were to sell these obligations to another party, there is a risk that the purchaser would acquire an interest superior to that of the holders of the related ABS. In addition, because of the large number of vehicles involved in a typical issuance and technical requirements under state laws, the trustee for the holders of the ABS may not have a proper security interest in all of the obligations backing such ABS. Therefore, there is a possibility that recoveries on repossessed collateral may not, in some cases, be available to support payments on these securities. The risk of investing in ABS is ultimately dependent upon payment of consumer loans by the debtor. The collateral supporting ABS is of shorter maturity than certain other types of loans and is less likely to experience substantial prepayments. ABS are often backed by pools of any variety of assets, including, for example, leases, mobile home loans, and aircraft leases, which represent the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees, or preference rights. The value of an ABS is affected by changes in the market’s perception of the asset backing the securities and the creditworthiness of the servicing agent for the loan pool, the originator of the loans, or the financial institution providing any credit enhancement, as well as by the expiration or removal of any credit enhancement.

Mortgage and Other ABS

While not a primary investment focus, we will be permitted to invest in mortgage-backed securities (“MBS”) and other ABS, whose investment characteristics differ from corporate debt securities. Among the major differences are that interest and principal payments are made more frequently, usually monthly, and that principal may be prepaid at any time because the underlying mortgage loans or other assets generally may be prepaid at any time. Mortgage-backed securities and ABS may also be subject to call risk and extension risk. For example, because homeowners have the option to prepay their mortgages, the duration of a security backed by home mortgages can either shorten (i.e., call risk) or lengthen (i.e., extension risk). In general, if interest rates on new mortgage loans fall sufficiently below the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to increase. Conversely, if mortgage loan interest rates rise above the interest rates on existing outstanding mortgage loans, the rate of prepayment would be expected to decrease. In either case, a change in the prepayment rate can result in losses to investors. If we purchase securities that are subordinated to other interests in the same mortgage pool, we may only receive payments after the pool’s obligations to other investors have been satisfied. We may from time to time invest in structures commonly known as “Re-REMICS,” in which case we will purchase an interest in a trust that owns mortgage-backed securities. Re-REMICS issue senior and junior tranches and, to the extent we invest in Re-REMICS, we usually buy the junior, subordinated tranche. An unexpectedly high rate of default on mortgages in the mortgage pools serving as collateral for our securities may limit substantially the applicable pool’s ability to make payments to us as a holder of securities, which may reduce the value of those securities or render them worthless.

The residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions that may adversely affect our performance. Delinquencies, default and foreclosure rates with respect to residential mortgage loans remain high (compared to pre-crisis levels), and increases in delinquencies, defaults and foreclosures since 2006 have not been limited to sub-prime mortgage loans. A continued decline or an extended flattening of those values may result in additional increases in delinquencies and losses on residential mortgage loans, particularly with respect to second homes and investor properties and with respect to any residential mortgage loan, the aggregate loan amount of which (including any subordinate liens) is close to or greater than the related property value. Many states and localities have also experienced a significant increase in foreclosures. Foreclosure sales tend to depress home prices, thereby making it more difficult for borrowers to refinance and increasing the rate of defaults.

In response to these circumstances, U.S. federal, state and local authorities have enacted and continue to propose new legislation, rules and regulations relating to the origination, servicing and treatment of mortgage loans in default or in bankruptcy.

These initiatives could result in delayed or reduced returns on mortgage-backed securities. Changes in laws and other regulatory developments relating to mortgage loans may impact our investments in mortgage-backed securities in the future.

Additionally, the exercise of foreclosure and other remedies may involve lengthy delays and additional legal and other related expenses on top of potentially declining property values. Furthermore, there may be circumstances where we will own real estate property as part of a required foreclosure on, or receipt of a deed in lieu of foreclosure from, a defaulted borrower. If the Adviser decides to dispose of the property following such foreclosure or receipt of such deed in lieu of foreclosure, it may not be able to find a third-party buyer it deems suitable for such property for an indeterminate amount of time. In certain circumstances, we may also become liable upon taking title to an asset for environmental or structural damage existing at the property. Finally, the holding and managing of real estate property is not part of our investment strategy and the management and ultimate liquidation of these properties may detract from the Adviser’s ability to execute our investment objective. These circumstances may reduce returns and subject us to unexpected legal and regulatory proceedings.

In addition, numerous residential mortgage loan lenders that originated sub-prime mortgage loans are no longer operating or are otherwise unable to lend in significant amounts. Those difficulties have resulted in part from declining markets for mortgage loans, as well as from claims for repurchases of mortgage loans previously sold under provisions that require repurchase in the event of early payment defaults, or for material breaches of representations and warranties made on the mortgage loans, such as fraud claims. The risk of such defaults is generally higher in the case of mortgage pools that include “sub-prime” mortgages.

Certain of the risks noted above in respect of mortgage-backed securities also apply to other types of ABS.

ABS secured by consumer loans may be subject to additional risks, including increased instances of nonperformance, which may result from over-leverage, the need for rehabilitation of the borrower or poor management by the related servicer. Modifications to nonperforming consumer loans may also adversely affect the performance of such securities as a result of principal or interest reductions on the underlying consumer loans. The secondary market for consumer loan ABS is limited, as is the market for the sale of consumer loans (whether performing or non-performing) in the event that any trustee of such securities attempts to sell the underlying collateral upon an event of default. Moreover, consumer loan origination may be subject to increasing regulation, which may result in substantial diminution of the market value of related ABS and the consumer loans themselves.

A 2015 court decision regarding the application of usury laws to non-bank holders of consumer loans may also impact the market for securitized consumer loan products by making such products less profitable to non-bank holders, which could have an adverse effect on our investment in any consumer loan-backed ABS.

Although we do not presently intend to do so, we may in the future elect to purchase consumer and other loans from an originator or other third party and “warehouse” such loans until we have, along with certain Other Accounts, accumulated a critical mass sufficient to securitize, subject to limits on leverage and certain investments in securitizations imposed under the 1940 Act. We will assume the risk of market value and credit quality changes in such warehoused loans from the date we acquire such warehoused loans to the securitization date. There is a risk that we may not be able to accumulate sufficient loans for such securitization purposes, in which case we may be required to hold the related loans until maturity. In addition, ABS warehouse facility structures continue to evolve, in part to address new regulatory concerns and in part to react to market preferences. In the event that the warehouse structure we adopt in financing consumer loans becomes a disfavored or regulated structure, this could expose us to additional risk (e.g., the failure to syndicate or the increased expense of restructuring to comply with regulation).

Similarly, we may in the future choose to purchase accounts receivable and warehouse or securitize such accounts receivable, subject to limits on leverage and certain investments in securitizations imposed under the 1940 Act. Such accounts receivable are subject to similar risks as those disclosed above for loans. In addition, in certain circumstances we may hold a participation interest in accounts receivable or a loan rather than the accounts or loans themselves. In such circumstances, we may not have the rights to enforce compliance by the account debtor or borrower, may not have the right to object to or vote on changes to the underlying credit documentation, and may not benefit from set-off rights or a senior claim in the bankruptcy of the underlying debtor or borrower. Further, participation interests are subject to comparatively greater liquidity and financing risks than the underlying accounts receivable or loans.

To the extent we in the future elect to invest in mortgage and other ABS, that may expose us to additional risks arising out of the new “risk retention” rules applicable to such securitizations. Such rules are already in effect for residential mortgage-backed securities and other ABS. Under these rules, sponsors of securitizations must retain at least 5% of the credit risk of the assets being securitized (via holding an eligible vertical interest, an eligible horizontal residual interest, or some combination of the two). While we have engaged advisors to structure our investments and intend for our investments and structure to be compliant with these rules, they are new and untested. The final risk retention rules are silent with respect to the consequences of non-compliance. Whether or not intended, the SEC, the Federal Reserve, the Officer of Comptroller of the Currency or the Federal Deposit Insurance Corporation may determine that we or one of our affiliates is a sponsor of one or more of the securitizations in which we invest. Potential consequences of non-compliance could include civil monetary penalties, cease-and-desist orders, industry bans, or even rescission of contracts entered into in connection with the applicable securitization transaction, in which case the value of our investments in related securities may be reduced to zero. If any of these consequences or other enforcement methods available to the applicable agencies are applied to the sponsor of a securitization in which we invest, partial or complete losses on the related securities may result and adversely affect our performance.

Commercial Mortgage-Backed Securities

Although we do not presently intend to do so, we may in the future elect to invest in commercial mortgage-backed securities (“CMBS”) and other MBS, including subordinated tranches of such securities, subject to limits on certain investments in securitizations imposed under the 1940 Act. The value of CMBS will be influenced by factors affecting the value of the underlying real estate portfolio, and by the terms and payment histories of such CMBS. Some or all of the CMBS we contemplate acquiring may not be rated, or may be rated lower than investment-grade by one or more nationally recognized statistical rating organizations. Lower-rated or unrated CMBS, or “B-pieces,” have speculative characteristics and can involve substantial financial risks as a result. The prices of lower credit quality securities have been found to be less sensitive to interest rate changes than more highly rated investments, but more sensitive to adverse economic or real estate market conditions or individual issuer concerns. Securities rated lower than “B” by the rating organizations can be regarded as having extremely poor prospects of ever attaining any real investment standing and may be in default. Existing credit support and the owner’s equity in the property may be insufficient to protect us from loss. As an investor in subordinated CMBS in particular, we will be first in line among debt holders to bear the risk of loss from delinquencies and defaults experienced on the underlying mortgage collateral.

In general, subordinated tranches of CMBS are entitled to receive repayment of principal only after all principal payments have been made on more senior tranches and also have subordinated rights as to receipt of interest distributions. Such subordinated tranches are subject to a greater risk of nonpayment than are senior tranches of CMBS or CMBS backed by third-party credit enhancement. Many commercial mortgage loans underlying CMBS are effectively nonrecourse obligations of the borrower, meaning that there is no recourse against the borrower’s assets other than the collateral. If borrowers are not able or willing to refinance or dispose of encumbered property to pay the principal and interest owed on such mortgage loans, payments on the subordinated classes of the related CMBS are likely to be adversely affected. The ultimate extent of the loss, if any, to the subordinated classes of CMBS may only be determined after a negotiated discounted settlement, restructuring or sale of the mortgage note, or the foreclosure (or deed in lieu of foreclosure) of the mortgage encumbering the property and subsequent liquidation of the property. Foreclosure can be costly and delayed by litigation or bankruptcy. Factors such as the property’s location, the legal status of title to the property, its physical condition and financial performance, environmental risks, and governmental disclosure requirements with respect to the condition of the property may make a third party unwilling to purchase the property at a foreclosure sale or to pay a price sufficient to satisfy the obligations with respect to the related CMBS. Revenues from the assets underlying such CMBS may be retained by the borrower and the return on investment may be used to make payments to others, maintain insurance coverage, pay taxes or pay maintenance costs. Such diverted revenue is generally not recoverable without a court-appointed receiver to control collateral cash flow. In addition, an active secondary market for such subordinated securities is not as well developed as the market for certain other MBS. Accordingly, such subordinated CMBS may have limited marketability and there can be no assurance that a more efficient secondary market will develop. Further, the inherent conflict of interest between junior and senior tranches in any MBS is exacerbated in a typical CMBS trust, where a special servicer is appointed to manage the underlying collateral by the most junior outstanding creditors.

The value of CMBS and other MBS in which we may invest generally will have an inverse relationship with interest rates. Accordingly, if interest rates rise, the value of such securities will decline. In addition, to the extent that the mortgage loans which underlie specific MBS are prepayable, the value of such mortgage securities may be negatively affected by increasing prepayments, which generally occur when interest rates decline. Typically, commercial mortgage loans are not prepayable or are subject to prepayment penalties or interest rate adjustments, while the principal on most residential mortgage loans generally may be prepaid at any time without penalty. Because mortgage loans on commercial properties underlying CMBS often are structured so that a substantial portion of the loan principal is payable at maturity, repayment of the loan principal often depends upon the future availability of real estate financing from the existing or an alternative lender or upon the current value and salability of the real estate. Therefore, the unavailability of real estate financing may lead to default.

Investments in CLOs

Although not a primary investment strategy, we will be permitted to and may elect in the future to acquire investments in CLO securities, subject to limits on investments in certain securitizations imposed under the 1940 Act. Investments in CLO securities are extremely complex and are subject to a number of risks related to, among other things, changes in interest rates, the spreads of loans in the collateral pool, the rate of defaults and recoveries in the collateral pool, pre-payment rates, terms of loans purchased to replace loans in the collateral pool which have pre-paid, the exercise of remedies by more senior tranches and the possibility that no market will exist when we seek to sell our interests in CLO securities, and other risks described herein. If a CLO fails to satisfy one of the coverage tests provided in its indenture, all distributions on those CLO securities held by us will cease until that CLO brings itself back into compliance with such coverage tests.

The terms of loans held by CLOs may be subject to early redemption features, refinancing options, prepayment options, or similar provisions, which, in each case, could result in the borrower repaying the principal on an obligation indirectly held by us earlier than expected, either with no or a nominal prepayment premium. There is no assurance that a CLO will be able to reinvest proceeds received from prepayments in assets that satisfy our investment objective, and any delay in reinvesting such proceeds may materially affect our performance.

CLO securities represent leveraged investments in the underlying collateral held by the CLO issuer. This leverage is intended to increase the cash flow available in respect of the amount invested by the holders as compared with the cash flow that would be available in respect of a comparable investment in a non-leveraged transaction. Due to the existence of leverage, changes in the market value of the CLO securities could be greater than the changes in the values of the underlying collateral of the relevant issuer, which itself may be subject to, among other things, credit and liquidity risk. Although the use of leverage creates an opportunity for increased returns on the CLO securities, it increases substantially the likelihood that the holders of the CLO securities could lose their entire investment if the pool of collateral held by such CLO entity is adversely affected.

Payments of principal of, and interest on, debt issued by CLOs, and dividends and other distributions on unsecured subordinated notes and preference shares and warehouse financings (“CLO Equity”), are subject to priority of payments. CLO Equity is subordinated to the prior payment of all obligations under debt securities. Further, in the event of default under any debt securities issued by a CLO, holders of CLO Equity generally have no right to determine the remedies to be exercised. To the extent that any elimination, deferral, or reduction in payments on debt securities occurs, such elimination will be borne first by CLO Equity and then by the debt securities in reverse order of seniority. Thus, the greatest risk of loss relating to defaults on the collateral held by CLOs is borne by the CLO Equity. To the extent that a default occurs with respect to any collateral and such collateral is sold or otherwise disposed of, it is likely that the proceeds of such sale or other disposition will be less than the unpaid principal and interest on such collateral. Excess funds available for distribution to the CLO securities will be reduced by losses occurring on the collateral, and returns on the CLO Equity will be adversely affected. Like other securities issued by CLOs, CLO Equity is payable solely from and to the extent of the available proceeds from the collateral held by the issuer. CLO Equity is part of the issued share capital of the issuer and is not secured. Except for the issuer, no person is obligated to pay dividends or any other amounts with respect to CLO Equity. Consequently, holders of the CLO Equity must rely solely upon distributions on the collateral. If distributions on such collateral are insufficient to pay required fees and expenses, to make payments on the debt securities of the issuer, or to pay dividends or other distributions on CLO Equity, all in accordance with the applicable priority of payments, no other assets of the CLO issuer or any other person will be available for the payment of the deficiency. Once all proceeds of the collateral have been applied, no funds will be available for payment of dividends or other distributions on CLO Equity. Therefore, whether holders of CLO Equity receive a return equivalent to the repayment of the purchase price paid for CLO Equity and any additional return thereon will depend upon the aggregate amount of dividends and other distributions paid on the CLO Equity prior to any final redemption date and the amount of available funds on the final redemption date available for distribution to holders of CLO Equity. An investor in CLO Equity should understand distributions received over the life of the security constitute an undefined amount of interest and principal in a combined payment. As a result, the final payment received when a given CLO is called, redeemed, sold, or liquidated is generally expected to be substantially less than the original cost of the investment even if the overall return on the investment may be positive.

In addition, the success of CLOs will depend, in part, on such CLO’s ability to acquire loans on advantageous terms. In acquiring loans, CLOs compete with a broad spectrum of investors, some of which may be willing to provide capital on better terms (from a borrower’s standpoint) than such CLOs. Increased competition for, or a diminution in the available supply of, qualifying loans may result in lower yields on such loans, which could reduce returns on CLO Equity in which we invest and, therefore, returns to us. Further, the terms of loans held by CLOs may be subject to early redemption features, refinancing options, prepayment options, or similar provisions, which, in each case, could result in the borrower repaying the principal on an obligation indirectly held by us earlier than expected, either with no or a nominal prepayment premium. There is no assurance that a CLO will be able to reinvest proceeds received from prepayments in assets that satisfy our investment objective, and any delay in reinvesting such proceeds may materially affect our performance.

Relatively short-term credit facilities may be used to finance the acquisition of securities for any new CLO until a sufficient quantity of loans are accumulated, at which time the assets are refinanced through a securitization, such as a CLO issuance, or other long-term financing. As a result, there is the risk that a CLO will not be able to acquire, during the period that the short-term facilities are available, a sufficient amount of eligible loans to create a new CLO that will achieve its targeted return. There is also the risk that a CLO will not be able to obtain such short-term credit facilities or may not be able to renew any short-term credit facilities after they expire should it be necessary to obtain extensions for such short-term credit facilities to allow more time to seek and acquire the necessary eligible instruments for a long-term financing. Inability to renew or extend these short-term credit facilities may require a CLO to seek more costly financing for these assets or to lose the ability to utilize them in connection with the creation of a CLO issuance. In addition, conditions in the capital markets may make the creation of a CLO issuance less attractive when a sufficient pool of collateral is available. If such conditions were to exist and a CLO could not complete a CLO issuance prior to the expiration of such financing, the CLO may have to liquidate the investments that it had accumulated, potentially resulting in losses to the CLO. Any warehouse financing in which we invest will generally be subject to the same or similar risks and conflicts as the risk attributable to CLO securities described herein. In addition, because the assets in which warehouse financings are used to acquire are the same as the assets acquired by CLOs, they are subject to the same investment-specific risks described herein.

Insolvency of Structured Product (MBS and ABS) Issuers

Most structured products in which we could potentially invest (MBS, ABS, CLOs) will be structured as bankruptcy-remote transactions, so that we will not have recourse to the parent/sponsor of the issuer in the event of any losses (and instead will have recourse only to the underlying collateral). If a court in a lawsuit brought by an unpaid creditor or representative of creditors of such an issuer, such as a trustee in bankruptcy, were to find that the issuer did not receive fair consideration or reasonably equivalent value for incurring the indebtedness constituting the applicable structured product and, after giving effect to such indebtedness, the issuer: (i) was insolvent; (ii) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital; or (iii) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they matured, such court could determine to invalidate, in whole or in part, such indebtedness as a fraudulent conveyance, to subordinate such indebtedness to existing or future creditors of the issuer or to recover amounts previously paid by the issuer in satisfaction of such indebtedness. The measure of insolvency for this purpose varies. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became absolute and matured. There can be no assurance as to what standard a court would apply in order to determine whether the issuer was insolvent after giving effect to the incurrence of the indebtedness constituting the structured product or that, regardless of the method of valuation, a court would not determine that the issuer was insolvent upon giving effect to such incurrence. In addition, in the event of the insolvency of an issuer, payments made on the related structured product could be subject to avoidance as a preference if made within a certain period of time (which may be as long as one year) before insolvency. In general, if payments on a structured product are voidable, whether as fraudulent conveyances or preferences, such payments can be recaptured.

Distressed Securities

We may from time to time opportunistically purchase securities and other obligations of companies that are in weak financial condition, experiencing poor operating results, having substantial financial needs or negative net worth or facing special competitive or product obsolescence issues or that are involved in bankruptcy or reorganization proceedings, liquidation or other corporate restructuring. Although such purchases may result in significant returns, they involve a substantial degree of risk that can result in substantial or total losses and may not show any return for a considerable period of time (if at all). In fact, many of these securities and investments ordinarily remain unpaid unless and until the company reorganizes or emerges from bankruptcy proceedings, and as a result may have to be held for an extended period of time. The level of analytical sophistication, both financial and legal, necessary for successful investment in companies experiencing significant business and financial distress is unusually high. Among the problems involved in assessing and making investments in troubled issuers is the fact that it frequently may be difficult to obtain information as to the condition of such issuer. These types of investments require active monitoring and could, at times, require us or the Adviser to participate in bankruptcy or reorganization proceedings. To the extent that such proceedings arise, we may have a more active participation in the affairs of the issuer than that assumed generally by an investor. In addition, participation in such proceedings could restrict or limit our ability to trade certain securities. There is no assurance that the Adviser will correctly evaluate the nature and magnitude of the various factors that could affect the prospects for a successful reorganization or similar action. In any reorganization or liquidation proceeding relating to a company in which we invest, we could lose our entire investment or could be required to accept cash or securities with a value less than our original investment.

The market prices of the securities of such issuers are also subject to abrupt and erratic market movements and above average price volatility, and the spread between the bid and asked prices of such securities may be greater than normally expected. It may take a number of years for the market prices of such securities to reflect their intrinsic values. In addition, it is anticipated that some of such securities in our portfolio may not be widely traded, and that our position in such securities may be substantial in relation to the market for such securities.

Risks Associated with Bankruptcy Cases

To the extent we and Other Accounts hold positions in the same portfolio company, conflicts of interest may arise. To the extent we and such Other Accounts do not respectively hold the same securities of the issuer in such circumstances, we may be constrained in our ability to actively participate in proceedings or other negotiations due to restrictions on joint transactions with affiliates imposed under Section 57 of the 1940 Act, absent exemptive relief. While we have filed for co-investment exemptive relief, there can be no guarantee regarding when, or if, such relief will be granted by the SEC. Even if such relief is granted, it may not cover all scenarios in which we and certain Other Accounts hold investments in a portfolio company that has gone into bankruptcy.

Bankruptcy or insolvency proceedings are adversarial, lengthy, complex, and involve multiple and diverse constituents seeking to maximize their recovery from a debtor with limited assets, which often results in some classes of stakeholders receiving little or no recovery. These proceedings involve the exercise of equitable authority on the part of the bankruptcy court or other competent authority. Many of the events in or affecting bankruptcies or insolvencies are beyond the control of the creditors and other stakeholders such as us. While such creditors and other stakeholders generally have the opportunity to object to significant actions, there can be no assurance that a bankruptcy court or other competent authority would not approve actions contrary to our interests. Furthermore, there are instances under applicable law where creditors and equity holders, including us, lose their ranking and priority.

Generally, the duration of a bankruptcy case can only be roughly estimated, and such estimates may later prove inaccurate. The reorganization of a company usually involves the development and negotiation of a plan of reorganization, plan approval by creditors and confirmation by the bankruptcy court. This process can involve substantial legal, professional and administrative costs to the company and us and may be subject to unpredictable and lengthy delays. During such a process, the company’s competitive position may erode, key management may depart, and the company may not be able to invest adequately. In some cases, the company may not be able to reorganize and may be required to liquidate assets. Although we expect to invest primarily in debt, the debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the company’s fundamental value. Such investments can result in a total loss of principal.

U.S. bankruptcy law permits the classification of “substantially similar” claims in determining the classification of claims in a reorganization for the purpose of voting on a plan of reorganization. Because the standard for classification is vague, there exists a significant risk that our influence with respect to a class of securities can be lost by the inflation of the number and amount of claims in, or other changes with respect to, the class. In addition, certain administrative costs and claims that have priority by law over the claims of certain creditors (for example, claims for taxes) may be quite high.

Furthermore, creditors and equity holders, in exceptional circumstances, may lose their ranking and priority when they take over management and functional operating control of a debtor if they are found to have exercised “domination and control” in a manner that adversely affected the debtor.

When a debtor seeks relief under the U.S. Bankruptcy Code (or has a petition filed against it), an automatic stay prevents anyone, including creditors, from foreclosing or taking any actions to enforce claims, perfect liens, or reach collateral securing such claims. Creditors who have claims against a debtor prior to the date of the bankruptcy filing must petition the bankruptcy court to permit them to take any action to protect or enforce their claims or their rights in any collateral. Such creditors may be prohibited from doing so if the court concludes that the value of the property in which such creditors have an interest will be “adequately protected” during the proceedings. If the bankruptcy court’s assessment of adequate protection is inaccurate, creditors’ collateral may be wasted without such creditors being afforded the opportunity to preserve it. Thus, even if we hold a secured claim, we may be prevented from collecting the liquidation value of the collateral securing our debt, unless relief from the automatic stay is granted by the bankruptcy court. Bankruptcy proceedings are inherently litigious, time consuming, highly complex and driven extensively by facts and circumstances, which can result in challenges in predicting outcomes. The equitable power of bankruptcy judges also can result in uncertainty as to the ultimate resolution of claims.

Security interests held by creditors are closely scrutinized and frequently challenged in bankruptcy proceedings and may be invalidated for a variety of reasons. For example, security interests may be set aside because, as a technical matter, they have not been perfected properly under the Uniform Commercial Code or other applicable law. If a security interest is invalidated, the secured creditor loses the value of the collateral and, because the loss of the secured status causes the claim to be treated as an unsecured claim, the holder of such claim will almost certainly experience a significant loss of its investment. There can be no assurance that the security interests will not be challenged vigorously and found defective in some respect, or that we will be able to prevail against the challenge.

Moreover, debt may be disallowed or subordinated to the claims of other creditors if the creditor is found guilty of certain inequitable conduct resulting in harm to other parties with respect to the affairs of a debtor filing for protection from creditors under the U.S. Bankruptcy Code. Creditors’ claims may be treated as equity if they are deemed to be contributions to capital, or if a creditor attempts to control the outcome of the business affairs of a debtor prior to its filing under the U.S. Bankruptcy Code. Serving on an official or unofficial creditors’ committee, for example, increases the possibility that we will be deemed an “insider” or a “fiduciary” of a company and may increase the possibility that the bankruptcy court would invoke the doctrine of “equitable subordination” with respect to any claim or equity interest held by us in such company and subordinate any such claim or equity interest in whole or in part to other claims or equity interests in such company. Claims of equitable subordination also may arise outside of the context of our committee activities. If a creditor is found to have interfered with the company’s affairs to the detriment of other creditors or shareholders, the creditor may be held liable for damages to injured parties. While we will attempt to avoid taking the types of action that would lead to equitable subordination or creditor liability, there can be no assurance that such claims will not be asserted or that we will be able to successfully defend against them. In addition, if representation on a creditors’ committee of a company causes us or the Adviser to be deemed an affiliate of such company, the securities of such debtor-issuer held by us may become restricted securities, which are not freely tradable.

While the challenges to liens and debt described above normally occur in a bankruptcy proceeding, the conditions or conduct that would lead to an attack in a bankruptcy proceeding could in certain circumstances result in actions brought by other creditors of the debtor, shareholders of the debtor or even the debtor itself in other state or federal proceedings. As in a bankruptcy proceeding, there can be no assurance that such claims will not be asserted or that we will be able to defend against them successfully. Additionally, to the extent we assume an active role in any legal proceeding involving the debtor, we could be prevented from disposing of securities issued by the debtor if we possess material, non-public information concerning the debtor.

Risks Relating to Fraudulent Conveyances and Voidable Preferences by Issuers

Under U.S. legal principles, in a lawsuit brought by an unpaid creditor or representative of creditors of an issuer of securities (including a bankruptcy trustee), if a court were to find that the issuer did not receive fair consideration or “reasonably equivalent value” for incurring the obligation or for granting security, and that after giving effect to such obligation or such security, the issuer (a) was insolvent, (b) was engaged in a business for which the remaining assets of such issuer constituted unreasonably small capital, or (c) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, such court could determine to invalidate and avoid, in whole or in part, the obligation underlying one of our investments as a constructive fraudulent conveyance. The measure of insolvency for purposes of the foregoing will vary. Generally, an issuer would be considered insolvent at a particular time if the sum of its debts was then greater than all of its property at a fair valuation, or if the present fair saleable value of its assets was then less than the amount that would be required to pay its probable liabilities on its existing debts as they became due and matured. There can be no assurance as to what standard a court would apply to determine whether the issuer was “insolvent” after giving effect to the incurrence of the obligation in which we invested or that, regardless of the method of valuation, a court would not determine that the issuer was “insolvent” upon giving effect to such incurrence.

In addition, it is possible a court may invalidate, in whole or in part, the indebtedness underlying one of our investments as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the obligor or recover amounts previously paid by the obligor in satisfaction of such indebtedness. Moreover, in the event of the insolvency of an issuer of securities in which we invest, payments made on such obligation could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year) before the issuer becomes a debtor in a bankruptcy case. In general, if payments on the obligation are avoidable, whether as fraudulent conveyances or preferences, such payments can be recaptured from the fund to which such payments were made.

Even if we do not engage in conduct that would form the basis for a successful cause of action based upon fraudulent conveyance or preference law, there can be no assurance as to whether any lending institution or other party from which we may acquire such security, or any prior holder of such security, has not engaged in any such conduct (or any other conduct that would subject the obligations under the security to disallowance or subordination under insolvency laws) and, if it did engage in such conduct, as to whether such creditor claims could be asserted in a U.S. court (or in the courts of any other country) against us so that our claim against the issuer would be disallowed or subordinated.

Equity Instruments

It is expected that our portfolio will include exposure to equities or equity-related instruments, including instruments convertible or exercisable into equities and equity derivatives. Such instruments (or their underlying reference asset) may be listed or publicly traded, trade in the over-the-counter market or have a limited or no active secondary market. Such instruments may be acquired in conjunction with or concurrently with debt investments, received through the equitization of our debt investments in reorganizations or similar processes, in privately-negotiated transactions or acquired in the open market. In addition, we may receive instruments issued by publicly held issuers, including by virtue of our exit strategies (e.g., an initial public offering by one of our portfolio companies).

In the event of a bankruptcy or insolvency of the issuer, investments in equity generally lack the downside protection afforded to creditors. Listed equities or equities with an active secondary market, or instruments linked to such equities, are subject to the risk of fluctuations in market value, which may be substantial and sudden, in response to numerous factors (including, without limitation, the business, operations, financial condition and prospects of the issuer, competition, market sentiment and market conditions, industry conditions, regulatory conditions and the general political and economic environment), increased obligations to disclose information regarding such issuers, limitations on our ability to dispose of such instruments at certain times and at a preferred price, increased likelihood of stockholder or other stakeholder opposition or litigation against such issuers’ board members and increased costs associated with each of the aforementioned risks. Equity interests in private issuers are subject to additional risks that include, without limitation, limited liquidity and resale limitations under contracts governing such instruments or under applicable securities laws, limited availability of financial and other information (for example, unlisted issuers are not required to make information publicly available) and a lack of observable pricing for purposes of determining the fair value of such investments. In both cases, in the event of a bankruptcy or insolvency of the issuer, investments in equity generally lack the downside protection afforded to creditors. The holders of an equity position, which generally represents the most junior position in an issuer’s capital structure, will be entitled to an interest in the assets of the issuer, if any, remaining after all more senior claims to such assets have been satisfied. In addition, if we or the Adviser are deemed an affiliate of a given portfolio company, the securities of such company that we hold may become restricted securities, which are not freely tradable.

From time to time, we may invest in preferred equity instruments, which generally rank junior to all existing and future indebtedness, including commercial mezzanine and mortgage loans. In the event of a bankruptcy, liquidation, reorganization or other winding-up with respect to an issuer in which we hold preferred equity instruments, we will bear a risk of lost principal, as such instruments are not generally secured.

Principal Risk Factors Relating to Our Investment Strategies Generally

General Risk Factors

Overall Investment Risk

All investments involve the risk of loss of capital. The instruments and portfolio holdings in which we invest and trade will be speculative in nature, and the markets in which we will transact will be highly competitive. Changes in general domestic and international economic and political situations and conditions, including fluctuations in interest rates, the availability of credit, recession and other factors may adversely affect our investments. Neither we nor our Adviser, or any of our or their respective affiliates, can provide any assurance whatsoever that the Adviser will be successful in choosing, making, managing and realizing investments in any particular asset, company or portfolio of assets or companies in which we might invest. The investment techniques and strategies to be employed by the Adviser in an effort to meet our investment objective may increase the risk that shareholders may not realize returns on our Shares that are commensurate with the potential value embodied in the investments that we hold or with the risks of investing in the types of assets or portfolio companies described in this Annual Report. There can be no assurance that the Adviser’s techniques and strategies will be successful, or that we will not incur losses, which could be meaningful. Accordingly, any investment should be made only after consulting with independent, qualified sources of investment, legal, tax, accounting and other advice.

Past Performance Not Indicative of Future Results

While Third Point has decades’ worth of experience managing a diverse range of investment vehicles, neither we nor the Adviser has an operating history upon which prospective investors may evaluate our likely performance. The past performance of the Adviser’s affiliates, including other Third Point Funds, the investment professionals comprising the TP Private Credit Team and other Third Point Funds may not be indicative of our future performance. Our investment program should be evaluated on the basis that there can be no assurance that the Adviser’s assessment of the short-term, intermediate-term or long-term prospects of investments will prove accurate or that we will achieve our investment objective or avoid loss of capital.

Moreover, we are subject to all of the business risks and uncertainties associated with any new company, including the risk that we will not achieve our investment objective and that the value of our Shares could decline substantially. Accordingly, prospective investors should not expect us to achieve results similar to prior Third Point-managed or sponsored investment products.

Dependence on Key Personnel and the Adviser

All investment decisions with respect to us are made by the Adviser and will be overseen by the Direct Lending Investment Committee which is led by Chris Taylor. The Adviser is ultimately managed by Daniel Loeb, and evaluates, negotiates, structures, executes, monitors and services our investments. Shareholders have no right or power to take part in our management. As a result, our success depends largely upon the abilities of certain key personnel of our Adviser, including Mr. Loeb, members of the TP Private Credit Team and certain other senior executives of Third Point. No assurance can be given that a suitable replacement could be found for such persons in the event of their respective death, disability or withdrawal from the Adviser or Third Point, as applicable. The departure of one or more key professionals from the Adviser (or its affiliates) could have a negative effect on us, our Shares and our ability to achieve our investment objective. No person should purchase any Shares unless such person is willing to entrust all aspects of our management to the Adviser.

Our ability to achieve our investment objective will also depend on the ability of the Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process and providing competent, attentive and efficient services to us depends on the involvement of investment professionals of adequate number and sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Allocation of Resources

The Adviser may in the future manage additional funds or accounts which may require significant attention and cause it not to devote its resources exclusively to our business. In addition, certain key personnel of our Adviser will continue to have significant involvement with businesses other than us, and while each such key personnel will devote a substantial and appropriate amount of his or her time to our business, they will have other business interests to which they attend from time to time. In addition, Third Point investment professionals will work on other projects or investments on behalf of Third Point. Conflicts of interest are expected to arise in allocating management time, services or functions. The ability to access professionals and resources within Third Point for the benefit of the Adviser is expected to be limited at times, including by the internal compliance policies of Third Point or other legal or business considerations, including those constraints generally discussed herein. See also “Item 13. Certain Relationships and Related Transactions, and Trustee Independence—Allocation of Time, Services or Functions.”

Pursuant to the Personnel Services Agreement between the Adviser and Third Point, Third Point will make a portion of the time and efforts of certain investment professionals at Third Point who comprise the TP Private Credit Team available to the Adviser for purposes of originating and identifying investment opportunities, conducting research and due diligence on prospective investments, analyzing and underwriting investment opportunities, structuring and selecting investments and monitoring and servicing our investments in accordance with the services provided by the Adviser under the Investment Advisory Agreement. Accordingly, we depend on the experience, diligence, skill and network of business contacts of Third Point and the TP Private Credit Team. The TP Private Credit Team, together with other investment professionals that the Adviser may retain in the future, will identify, evaluate, negotiate, structure, close, monitor and manage our investments. Our future success may significantly depend on the continued service and coordination of the TP Private Credit Team and of Third Point’s other senior investment professionals. If Third Point were to lose the services of these individuals, the Adviser’s ability to service us could be adversely affected and could have a material adverse effect on our business, financial condition or results of operations. There is ever-increasing competition among alternative asset firms, financial institutions, private equity firms, investment managers, real estate investment companies, real estate investment trusts and other industry participants for hiring and retaining qualified investment professionals. There can be no assurance that Third Point personnel will not be solicited by or join competitors or other firms or that Third Point will be able to hire and retain any new personnel that it seeks to maintain or add to its roster of investment professionals. In addition, we cannot assure shareholders that the Adviser will remain our Adviser or that we will continue to have access to Third Point or its investment professionals. Moreover, the Personnel Services Agreement may be terminated by either party on thirty days’ notice, and the termination of the Personnel Services Agreement may have a material adverse consequence on our operations.

Risk in Using Counterparties

We depend on the services of custodians, brokers, counterparties, administrators and other agents to carry out certain transactions on our behalf. The terms of these contracts are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight.

We are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to the Adviser. Moreover, if a counterparty defaults, the Adviser may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.

In the event of the insolvency of a broker, custodian, counterparty or any other party that is holding our assets as collateral, we might not be able to recover equivalent assets in full as we will rank among the broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our cash held with a broker, custodian or counterparty may not be segregated from the broker’s, custodian’s or counterparty’s own cash, and we may therefore rank as an unsecured creditor in relation thereto.

The consolidation and elimination of counterparties has increased the concentration of counterparty risk and decreased the universe of potential counterparties, and, except to the extent prohibited under the 1940 Act or other applicable laws or regulations, we are generally not restricted from dealing with any particular counterparty or from concentrating any or all of our transactions with one counterparty. In addition, counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing.

Reserves

Subject to the 1940 Act and any other applicable laws or regulations, the Adviser, at any time in its discretion, may establish reasonable reserves and withholdings for our expenses and liabilities, contingent or otherwise, as the Adviser may determine in its discretion. Estimating the appropriate amount of such reserves is difficult. Inadequate or excessive reserves could impair the investment returns to shareholders.

Recourse to Our Assets; Cross-Collateralization

Our assets, including any investments made by us and any funds held by us, are available to satisfy all of our liabilities and other obligations. If we become subject to a liability, parties seeking to have the liability satisfied may have recourse to our assets generally and will not be limited to any particular assets, such as the asset representing the investment giving rise to the liability. Accordingly, a shareholder could find its interest in our assets adversely affected by a liability arising out of an investment of ours. Furthermore, we may engage in financings where several investments are cross-collateralized, thereby subjecting multiple investments to the risk of loss. As a result, we could lose our interests in performing investments in the event such investments are cross-collateralized with poorly performing or non-performing investments.

Reliance on Third-Party Provided Data

The Adviser will rely on third parties to provide it with different types of data, including real time, raw, and calculated data via the Internet. We could be adversely affected if our or our data providers’ computer systems or infrastructure cannot properly process and calculate the information needed for the Adviser to conduct its investment strategies or if such information provided is incorrect or incomplete.

Relationships with Service Providers

Certain advisors and other service providers to us or our portfolio companies, including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, investment or commercial banking firms and certain other advisors and agents, as well as affiliates of such service providers, may also provide goods or services to or have business, personal, political, financial or other relationships with the Adviser. Such advisors and service providers may be our shareholders, affiliates of the Adviser, sources of investment opportunities for us or co-investors or counterparties therewith. These relationships may influence the Adviser in deciding whether to select or recommend such a service provider to perform services for us or a portfolio company (the cost of which will generally be borne directly or indirectly by us or such portfolio company, as applicable).

In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to the Adviser or its respective affiliates as compared to services provided to us and our portfolio companies, which will result in more favorable rates or arrangements than those payable by us or such portfolio companies.

Adviser Employee and Service Provider Misconduct

The Adviser’s reputation is critical to maintaining and developing relationships with existing and prospective investors, as well as with the numerous third parties with which we and the Adviser do business. As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in our best interests. In recent years, there have been a number of highly publicized cases involving fraud, conflicts of interest, or other misconduct by individuals in the financial services industry, and there is a risk that an employee of, or contractor to, the Adviser or its affiliates could engage in misconduct that adversely affects the investment strategies implemented by the Adviser. Misconduct by employees of the Adviser or by our third-party service providers could cause significant losses to us. Adviser employee misconduct could include, among other things, binding us to transactions that exceed authorized limits or present unacceptable risks and other unauthorized activities or concealing unsuccessful investments (which, in either case, would result in unknown and unmanaged risks or losses), or otherwise charging (or seeking to charge) inappropriate expenses to us or the Adviser. In addition, any improper use or disclosure of confidential information by employees of the adviser and third-party service providers could result in litigation or serious financial harm, including limiting our business prospects or future activities. Furthermore, because of Third Point’s diverse asset management business and the regulatory regimes under which they operate, misdeeds by a Third Point entity (or its personnel) could result in foreclosing our ability to conduct our activities in the manner otherwise intended. It is not always possible to deter such misconduct, and the precautions the Adviser takes to detect and prevent such misconduct may not be effective in all cases. Misconduct by an employee of, or contractor to, the Adviser or one of its affiliates, or even unsubstantiated allegations of such misconduct, could result in direct financial harm both to the Adviser and us as well as harm the Adviser’s reputation, which would have a materially adverse effect on us.

Similar risks may arise from employee misconduct of one of our service providers or those of the Adviser.

It is also the case that misconduct at the level of a portfolio company in which we invest could also have a negative effect on such portfolio company, and potentially on us or other Third Point affiliates, and similar challenges in detection, deterrence and prevention apply to an even greater degree at such level.

Certain Fiduciary Duties

Although not part of our investment strategy, in certain unforeseen circumstances, one or more owners, members, principals, officers, or employees of the Adviser, Third Point, or their respective affiliates (collectively, the “Third Point Persons”), may assume an appointment or advisory position on a portfolio company’s creditor committees, board of directors or any other similar body. To the extent such a situation were to arise, such Third Point Persons may acquire fiduciary duties to a portfolio company and to a portfolio company’s shareholders, members, unitholders, partners, other owners, or other stakeholders of the relevant portfolio company. Such fiduciary duties may require such Third Point Persons to take actions that are in the best interests of a portfolio company or the shareholders, members, unitholders, partners or other stakeholders, and such Third Point Persons shall endeavor to act in such situations in the best interests of all parties concerned in accordance with the duties (if any) it owes to each such party. Although not intended as part of our strategy, should such roles arise, they could impair our ability to sell relevant investments or loans when and upon the terms we want, and may subject us and the Adviser to claims not typically faced by investors, including claims related to breach of duty of loyalty, corporate waste, securities, and other trustee-related claims. Additionally in such rare circumstances, representatives of the Adviser and its affiliates (including Third Point) may not be able to put our interests ahead of the interests of other portfolio companies or clients of Third Point or its affiliates, and it is possible that the Adviser will be unable to take certain actions for us that it otherwise would have taken had such Third Point Persons not served in any such capacities.

Reliance on Experts

In connection with its management of our portfolio, the Adviser expects to engage and retain strategic advisors, consultants, senior advisors and other similar professionals, including members of “expert networks” who are not employees or affiliates of the Adviser, and which may include former senior officials, and other high-profile political figures, including persons known to be close associates of such individuals. The nature of the relationship with each of these professionals and the amount of time devoted or required to be devoted by them may vary considerably. In certain cases, they provide the Adviser with industry- or jurisdiction-specific insights and feedback on investment themes, assist in transaction due diligence, and make introductions to and provide reference checks on management teams. In other cases, they take on more extensive roles and contribute to the origination of new investment opportunities. In certain instances, the Adviser expects to have formal arrangements with these professionals (which may or may not be terminable upon notice by any party), and in other cases the relationships may be more informal. To the extent such arrangements pertain to the Adviser’s overall investment management function, we would generally expect the Adviser to bear any related expenses unless such expenses pertain to due diligence of specific current or proposed portfolio companies, or otherwise fall within a category of investment-specific or administrative expenses normally borne by us.

There can be no assurance that any of the consultants or other professionals will continue to serve in such roles or continue their arrangements with the Adviser indefinitely. Further, in the event that material non-public information is obtained by such persons, we may become subject to restrictions on loan origination, participation in certain credit opportunities, or other investment activities, which may have an adverse effect on us.

Projections and Third-Party Reports

We will generally make investments on the basis of projections of the operating results of portfolio companies, the market environment and views/assumptions on default rates, recoveries, interest rate movements and technical market factors. Projected operating results will normally be based primarily on the guidance of the portfolio company’s management as well as the Adviser’s judgments or third-party advice and reports. In addition, as discussed in “Item 1. Business—Investment Valuation Process,” the Adviser, as our Valuation Designee, will engage one or more third-party valuation firms to assist in the valuation of our portfolio investments lacking readily available market quotations in accordance with our valuation policy, which will in part be based on projections. For more information about our valuation procedures, see “Item 1. Business—Valuation Procedures.” In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. There can be no assurance that the projected results will be achieved and actual results may vary significantly from the projections. General economic, natural and other conditions, which are not predictable, can have a negative impact on the reliability of such projections. Inaccuracies in our projections could impact our ability to achieve our investment objective.

Net Asset Value

The net asset value of our Shares and, to the extent a market for our Shares ever develops, the liquidity of the market for our Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors can include any, or a combination of any, of the following considerations:

•	changes in the value of our portfolio of investments and derivative instruments as a result of changes in market factors, such as interest rate shifts, and also portfolio-specific performance, such as portfolio company defaults, among other reasons;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC tax treatment or BDC status;

•	distributions that exceed our net investment income and net income as reported according to U.S. GAAP;

•	changes in earnings or variations in operating results;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by the shareholders;

•	departure of the Adviser or certain of its key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Increases In Assets Under Management

While the Adviser believes that greater assets under management by us or the Adviser is generally an advantage to us, there is also the risk that the greater the amount of assets the Adviser manages, the more difficult it may be to source and manage investments. In addition, there can be no assurance that there will be appropriate investment opportunities to accommodate future increases in assets under management, which may force the Adviser to modify its investment decisions for us because it cannot deploy all the assets in a manner it desires.

Distributions

None of us, the Adviser or our respective affiliates can provide any assurance whatsoever that the Adviser or its respective affiliates, as applicable, will be successful in choosing, making, managing and realizing investments in any particular asset, company or portfolio of assets or companies. There is no assurance that we will be able to generate returns for our investors or that the returns will be commensurate with the risks of investing in the type of assets or companies and transactions described herein. There may be little or no near-term cash flow available to the shareholders from us and there can be no assurance that we will make any distribution to the shareholders. The amount of any distributions we may make on the Shares is uncertain. We may not be able to pay distributions, or be able to sustain distributions at any particular level, and our distributions per Share, if any, may not grow over time, and our distributions per Share may be reduced. In addition, the per share amount of distributions on Class S, Class D and Class I shares will differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S shares will be lower than Class D shares, and Class D shares will be lower than Class I shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S shares (compared to Class D shares and Class I shares) and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D shares (compared to Class I shares). We have not established any limit on the extent to which we may use borrowings, if any, and offering proceeds to fund distributions (which may reduce the amount of capital we ultimately invest in portfolio companies).

Subject to the Board’s discretion and applicable legal restrictions, we generally intend to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. We expect to pay distributions out of any amounts legally available for such purpose, including earnings and profits. We expect quarterly distributions to generally be paid from income primarily generated by interest and dividends earned on our investments. We cannot assure shareholders that we will achieve investment results that will allow us to make a consistent targeted level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of the risks described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC under the 1940 Act can limit our ability to pay distributions. Distributions from offering proceeds also could reduce the amount of capital we ultimately invest in debt or equity securities of portfolio companies. We cannot assure shareholders that we will pay distributions to shareholders in the future.

Distributions on the Shares may exceed our taxable earnings and profits, particularly during the period before we have substantially invested the net proceeds from the Initial Private Offering. Therefore, portions of the distributions that we pay may represent a return of capital to shareholders. A return of capital is a return of a portion of shareholders’ original investment in our Shares. As a result, a return of capital will (i) lower shareholders’ tax basis in their Shares and thereby increase the amount of capital gain (or decrease the amount of capital loss) realized upon a subsequent sale or redemption of such Shares, and (ii) reduce the amount of funds we have for investment in portfolio companies. As indicated above, we have not established any limit on the extent to which we may use offering proceeds to fund distributions.

We may pay distributions from offering proceeds in anticipation of future cash flow, which may constitute a return of shareholders’ capital and will lower shareholders’ tax basis in their Shares, thereby increasing the amount of capital gain (or decreasing the amount of capital loss) realized upon a subsequent sale or redemption of such Shares, even if such Shares have not increased in value or have, in fact, lost value. These sources of distributions may not be available in the future and are unrelated to our performance. To the extent any of our distributions are a return of capital, such distributions should not be considered the dividend yield or total return of an investment in our Shares. Distributions from offering proceeds also could reduce the amount of capital we ultimately have available to invest in portfolio companies.

We have adopted an “opt out” DRIP, under which a shareholder’s cash distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the shareholder “opts out” of the DRIP, thereby electing to receive cash distributions. See “Item 1. Business—Distribution Reinvestment Plan.”

Competition for and Availability of Investments

We focus a majority of our investments in middle-market debt instruments, emphasizing directly originated transactions. We may also pursue other private credit opportunities and related investments, and may allocate a portion of our capital to more liquid assets based on short-term market considerations. There can be no assurance that there will be a sufficient number of suitable investment opportunities to enable us to invest all of our Capital Commitments in opportunities that satisfy our investment objective, or that such investment opportunities will lead to completed investments by us. The process of identifying, structuring, implementing and realizing on attractive investment opportunities is highly competitive. We will compete with other public and private funds, commercial and investment banks, commercial financing companies, insurance companies, CLOs, high yield investors, hedge funds, pension plans, other BDCs and institutional investors, as well as other Third Point Funds, some of which will have greater resources than us. Some of these competitors have established or are establishing investment vehicles that target the same investments that we intend to target; may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than us, and thus these competitors may have advantages not shared by us; and/or may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Strong competition for investments could result in fewer investment opportunities or higher cost opportunities for us (and consequently, for investors), which may impact desired returns. Furthermore, many of our competitors are not subject to the regulatory restrictions and valuation requirements that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Additionally, we do not seek to compete primarily based on the interest rates we offer, and we believe that some of our competitors make loans with interest rates that are comparable to or lower than the rates we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms, and structure. The loss of such investment opportunities may limit our ability to grow or cause us to have to shrink the size of our portfolio, which could decrease our earnings. If we match our competitors’ pricing, terms, and structure, we may experience decreased net interest income and increased risk of credit loss.

There can be no assurance that the competitive pressures faced by us will not have a material adverse effect on our investment performance. Also, as a result of this competition, we may not be able to pursue attractive investment opportunities from time to time and cannot assure shareholders that we will be able to identify and make investments that meet our investment objective.

In addition, the Adviser may rely on market participants to inform it of particular investment opportunities. No assurance can be given as to the accuracy or completeness of the information provided by such market participants. The failure of market participants to provide such information, the abuse of the Adviser’s good faith reliance on such information by market participants (whether through “front-running,” providing misinformation, or other actions), and other factors may also reduce returns, or even cause us material losses.

Furthermore, to the extent that financing becomes more readily available and lending conditions favor the borrower, borrowers with a lower credit rating and/or higher than normal leverage may be able to refinance and avoid financial difficulty. If this were to occur, we may find it difficult to find suitable investment opportunities. Additionally, competition for short-term, more liquid assets that we may invest in from time to time could similarly impact our returns.

Furthermore, while we believe that the current market environment presents an attractive investment opportunity for a newly capitalized entrant, such as us, which is unencumbered by the legacy investments and credit impairments of legacy direct lenders, certain regulatory relief offered to BDCs may make our competitors more flexible, and there may be other competitive advantages held by other market participants. As such, our perceived competitive advantages as a newly capitalized entrant may not materialize as anticipated. There can be no assurance that we will be able to identify, locate, complete, or exit investments satisfying our investment criteria or that such investments will satisfy our investment and performance objectives. Likewise, there can be no assurance that we will be able to realize upon the values of our investments or that we will be able to invest our capital (including undrawn Capital Commitments). To the extent that we encounter competition for investments, returns to shareholders are likely to be negatively impacted.

Other Accounts; Certain Trading and Investments

The Adviser (and affiliates of the Adviser) may determine to organize or manage other investment funds, investment vehicles, client accounts or proprietary accounts managed or advised by Third Point, such as the Third Point Funds (collectively, the “Other Accounts”), including separately managed accounts, that overlap with our investment strategy and objective from time to time, which may offer investors benefits that shareholders will not receive in relation to their investments such as increased liquidity, the right to impose investment restrictions or guidelines, heightened reporting and reduced managed fees or incentive fees. The Adviser is not required to notify shareholders of the terms applicable to such Other Accounts, and such increased liquidity or other differences in investor benefits offered may have an adverse effect on us.

As a BDC regulated under the 1940 Act, we will be subject to certain limitations relating to our ability invest in, participate in joint transactions with and co-invest in opportunities alongside affiliates, including the Other Accounts. See “—Co-Investments and Transactions with Affiliates” below.

Although not part of our core investment strategy, we may invest from time to time in other pooled investment vehicles, including private funds or similar investment structures, subject to limitations imposed under the 1940 Act. To the extent we invest in existing or newly-formed pooled investment vehicles in the future, such investment activity may subject us to additional risks. For example, in some circumstances, pooled investment vehicles that have received significant redemption or withdrawal requests may suspend or limit redemptions or withdrawals, including redemptions or withdrawals by us, which may adversely impact our performance. Furthermore, pooled investment vehicles may invest on the basis of certain short-term market considerations. As a result, to the extent we invest in them, the turnover rate with such pooled investment vehicles may be significant, potentially involving substantial brokerage commissions, fees and other transaction costs. In addition, we will bear our pro rata share of the expenses of such pooled investment vehicles, all of which could adversely affect our returns.

Minority Equity Investments

We may make minority equity investments, or may make investments in “club” deals alongside entities sponsored by other private credit or private equity firms, in portfolio companies where we may not be in a position to exercise control over the management of such companies, have the right to appoint a director/trustee or otherwise be able to control or effectively influence the business or affairs of such entities. In such cases, we would have a limited ability to protect an equity position in such companies. The entity in which we make an investment may have economic or business interests or goals that are inconsistent with ours, and we may not be in a position to limit or otherwise protect the value of our investment in the portfolio company. In addition, although we may seek board representation in connection with certain investments, there is no assurance that such representation, if sought, will be obtained. In all such cases, we will rely significantly on the existing management and boards of trustees of portfolio companies, which may include representatives of investors with whom we are not affiliated and whose interests may conflict with our interests.

Cybersecurity

We, the Adviser, our service providers and our portfolio companies are subject to risks associated with a breach in cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data, or misappropriation of confidential information. For example, information and technology systems are vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons (e.g., through “hacking,” malicious software coding, social engineering or “phishing” attempts) and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Such damage or interruptions to information technology systems may cause losses to us or individual shareholders by interfering with the processing of shareholder transactions, affecting our ability to calculate net asset value or impeding or sabotaging trading.

We may also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, litigation, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Cybersecurity failures or breaches by the Adviser and other service providers (including, but not limited to, accountants, custodians, transfer agents and administrators), and the issuers of securities in which we invest, have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, interference with our ability to calculate net asset value, impediments to trading, the inability of our shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reimbursement or other compensation costs, as well as additional compliance costs. Any cybersecurity breach could expose both us and the Adviser (which in turn may be indemnified by us) to civil liability as well as regulatory inquiry or action. In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. Shareholders could also be exposed to losses resulting from unauthorized use of their personal information. While the Adviser has implemented various measures to manage risks associated with cybersecurity breaches, including establishing business continuity plans and systems designed to prevent cyber-attacks, there are inherent limitations in such plans and systems, including the possibility that certain risks have not been identified. Similar types of cybersecurity risks also are present for issuers of securities in which we invest, which could affect their business and financial performance, resulting in material adverse consequences for such issuers, and causing our investment in such securities to lose value.

We cannot control the cybersecurity plans and systems put in place by our service providers and issuers in which we invest. We and our shareholders could be negatively impacted as a result. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.

The loss or improper access, use or disclosure of Third Point’s, the Adviser’s or our proprietary information may cause Third Point, the Adviser or us to suffer, among other things, financial loss, the disruption of our businesses, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing events could have a negative effect on us.

Social Media

The use of social networks such as Facebook, Twitter, and Instagram, message boards such as Reddit, and other internet channels has become widespread within the U.S. and globally. As a result, individuals now have the ability to rapidly and broadly disseminate information or misinformation without relying on traditional media intermediaries. Information often spreads quickly across large segments of the U.S. and global population, frequently without independent verification of its accuracy, which can lead to the spread of misinformation. Any spread of information or misinformation regarding us, our borrowers, or our investments could result in a material and adverse effect on our performance. Furthermore, certain administrators or service providers for social networks, message boards, app stores, websites, and other internet outlets have taken actions to ban, block, verify, or censor content on their platforms. Such actions, or similar measures taken by government regulators or courts, could negatively impact our investments—for example, if a borrower or issuer faces public backlash, regulatory penalties, or operational disruptions as a result of these actions, or if a borrower or issuer is directly subject to such bans or restrictions.

Artificial Intelligence and Machine Learning Developments

Recent technological advances in artificial intelligence and machine learning technology (collectively, “Machine Learning Technology”), including OpenAI’s release of its ChatGPT application, pose risks to Third Point, the Adviser, us and our investments. We and the Adviser continue to evaluate and adjust internal policies governing the use of Machine Learning Technology by our personnel, including in connection with investment activities. Notwithstanding any such policies, we, Third Point, the Adviser, our investments and affiliates, partners, members, shareholders, officers, directors and employees of the foregoing could, unbeknownst to us, utilize Machine Learning Technology in contravention of such policies. We, Third Point, the Adviser, and our investments could be further exposed to the risks of Machine Learning Technology if third-party service providers or any counterparties, whether or not known to us or the Adviser, also use Machine Learning Technology in their business activities. We and the Adviser will not necessarily be in a position to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided, even where we have sought contractual protection against such use.

The use of Machine Learning Technology by any of the parties described in the previous paragraph could include the input of confidential information, including material non-public information (either by third parties in contravention of non-disclosure agreements, or by our employees or the employees of the Adviser or the aforementioned affiliates and partners in contravention of the Adviser’s and our policies) into Machine Learning Technology applications, resulting in such confidential information becoming part of a dataset that is accessible by other third-party Machine Learning Technology applications and users. For further information regarding the risks associated with information security see “—Cybersecurity” and “—Data Protection.”

In addition, certain of our portfolio companies may use or seek to expand their use of Machine Learning Technology in their operations. The use of such technologies may expose those businesses to risks including inaccurate outputs, cybersecurity vulnerabilities, intellectual property infringement claims, regulatory developments or other operational risks that could adversely affect their businesses and, in turn, the value of our investments. In addition, to the extent that we invest in software or software-enabled companies, including those that may have business models focused on software as a service (“SaaS”), such companies may be more susceptible to the negative market impacts of the increasing sophistication of Machine Learning Technology. Such Machine Learning Technology, as it further develops, may mitigate the market position of such companies, which could materially and adversely affect their financial condition and results of operations going forward.

Finally, laws, regulations and regulatory guidance relating to the development and use of artificial intelligence technologies continue to evolve. Such developments may increase compliance obligations, regulatory scrutiny or costs associated with the use of these technologies by us, the Adviser, our service providers or our portfolio companies.

Location and Infrastructure

Most of the key personnel of the Adviser are located in one building in midtown Manhattan. Loss of the building or key personnel, whether through fire, terrorist action, earthquake or some other catastrophic event, could adversely affect our operations and our investment returns. A serious impairment to the infrastructure of the building such as extended loss of power or a prolonged restriction of physical access to the building by governmental authorities also could adversely affect the Adviser’s operations and our investment returns. The Adviser has contracted for offsite data back-up and recovery and has a disaster recovery plan for offsite operation, but the risk of disruption of operations remains. Similar risks may apply to our other service providers, including our custodian.

Terrorist Action

There is a risk of terrorist attacks on the United States and elsewhere causing significant loss of life and property damage and disruptions in the global market. Economic and diplomatic sanctions may be in place or imposed on certain states and military action may be commenced. The impact of such events is unclear, but could have a material effect on general economic conditions, market liquidity and the Adviser’s ability to manage us.

Force Majeure Risks

We will be subject to the risk of loss arising from exposure that we may incur, directly or indirectly, due to the occurrence of various force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, and social instability). Such events are beyond the control of the Adviser, and may negatively affect the economy, infrastructure and livelihood of people throughout the world, as well as us and our investments.

Some force majeure events may negatively affect the ability of a party (including us (and our affiliate), the Adviser (and its affiliates), a portfolio company in which we invest or a counterparty to either us or a portfolio company in which we invest) to perform its obligations until such force majeure event is no longer existent. In addition, the cost to us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Certain force majeure events (such as war or an outbreak of infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we may invest specifically. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more companies or assets, could result in a loss to us, including if our investment in such company or asset is canceled, unwound or acquired (which could be without what we consider to be adequate compensation). In some cases, transaction agreements or other agreements may provide for termination of the agreement if a force majeure event occurs that is so catastrophic as to render the parties incapable of remedy within a reasonable, pre-agreed period. During the COVID-19 pandemic, these provisions resulted in costly litigation for some companies and in future disruption scenarios, similarly costly litigation may occur. Force majeure clauses may be drafted or construed narrowly in a manner that would not cover a particular event that might occur, such as a pandemic or global public health crisis. If this were to occur, there could be an adverse impact on us, and we may become party to protracted and costly litigation. Any of the foregoing may therefore negatively affect our performance and our investments.

Risks Relating to Our Business

Cyclicality

While we seek to target sectors with less cyclical demand factors, certain sectors that we may target are highly cyclical and subject to significant fluctuation due to competition, the high level of government regulation, general economic conditions, the level of interest rates, the state of the public equity markets, catastrophic events, general social conditions and other factors. These cyclical factors have produced periods characterized by intense price competition due to excess underwriting capacity as well as periods during which shortages of capacity resulted in high premium levels. It is difficult to predict the timing of such events with certainty or to estimate the amount of loss that any given event will generate. The returns on our investments may therefore be lower in certain periods. For example, the financial performance of credit-related investments, which includes both regulated institutions, such as depositories, as well as specialty finance and asset management investments, are susceptible to the cyclicality associated with the sector. Although an individual credit platform’s financial performance depends in part upon its own specific business characteristics, there are macroeconomic factors that could result in more benign or severe investment environments. We are expected to continue to experience the effects of this cyclicality.

Financial Market Volatility

Significant risks for us and our shareholders exist as a result of the potential for disruptions in the credit markets and uncertain economic conditions. These risks include, among others, (i) the likelihood that we may find it more difficult to sell any of our assets in the secondary market, thus rendering it more difficult to dispose of such assets if and when we desire to sell them, (ii) the possibility that the price at which assets can be sold by us will have deteriorated from the cost of such investment to us, (iii) the possibility of accelerated prepayments of those of our assets that are attractively priced (i.e., the “all-in” yield), structured or performing as a result of increased liquidity and competition in the middle-market private debt asset class driven by economic conditions, relative performance, monetary policy or other governmental action or other factors and (iv) the impact of adverse economic conditions on the obligors of our assets. These risks may affect the returns, if any, to investors or our ability to return any or all of shareholders’ capital.

The market for a number of financial products, including loans, is volatile. Disruptions in the credit markets may reduce opportunities for us to make investments and may also heighten refinancing risk in respect of maturing assets of ours. Any events that slow, delay or reverse economic recovery or cause a deterioration in loan performance generally may affect the returns, if any, to shareholders or our ability to return any or all of shareholders’ capital.

Negative macroeconomic conditions may adversely affect the credit rating (if any), performance and the realization value of our assets. It is possible that our assets will experience higher default rates and lower recovery rates than anticipated and that performance will be materially worse than expected.

The bankruptcy or insolvency of a major financial institution may have a material adverse effect on us, particularly if such financial institution is the administrative agent of an asset of ours or is otherwise the counterparty to a contract with us (including a hedging-related contract). In addition, the bankruptcy, insolvency or financial distress of one or more additional financial institutions, or one or more sovereigns, could trigger additional disruptions in the global credit markets or the global economy, which could have a material adverse effect on us and our assets.

Changes to Our Operating Policies and Strategies

Our Board has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without shareholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our Shares. However, the effects might be adverse, which could negatively impact our ability to pay shareholders distributions and cause shareholders to lose all or part of their investment in our Shares. Moreover, we have significant flexibility in investing the net proceeds from our offering and may use the net proceeds from our offering in ways with which shareholders may not agree or for purposes other than those contemplated in this Annual Report. See “Item 13. Certain Relationships and Related Transactions, and Trustee Independence—Operating Policies” for additional information.

Turnover

A portion of our capital may be invested on the basis of short-term market considerations. The portfolio turnover rate of those investments may be significant, potentially involving substantial brokerage commissions and fees. These commissions and fees will reduce our net profits.

Volatility Risk and Financial Market Fluctuations

Our investment program may involve the purchase and sale of relatively volatile instruments. The prices of instruments in which we invest may be influenced by, among other things, interest rates, changing supply and demand relationships, trade, fiscal, monetary and exchange control programs and policies of governments and national and international political and economic, public health and other events and policies. Fluctuations or prolonged changes in the volatility of the instruments we hold can adversely affect the value of investments we hold. We are subject to the risk of failure of any of the exchanges on which our positions trade or of our clearinghouses. Instability in the securities markets also may increase the risks inherent in our investments. The ability of the companies whose instruments we hold to refinance debt instruments or loans may depend on their ability to sell new instruments or incur additional borrowings in the public high-yield debt market or otherwise.

Compliance with the SEC’s Regulation Best Interest by participating broker-dealers may negatively impact our ability to raise capital in this offering, which could harm our ability to achieve our investment objectives.

Broker-dealers must comply with “Regulation Best Interest,” which, among other requirements, prescribes the standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend this offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients.

Reasonable alternatives to us exist and may have lower expenses and/or lower investment risk than us. Under Regulation Best Interest, broker-dealers participating in this offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to create a diversified portfolio of investments, particularly during the early periods of our operations, and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Supply Chain Disruptions

Disruptions to the global supply chain may have adverse impact on our portfolio companies and, in turn, harm us. Supply chain disruptions may have an adverse impact on the business of our portfolio companies. Potential adverse impacts to certain of our portfolio companies may include, among others, increased costs, inventory shortages, shipping and project completion delays, and inability to meet customer demand.

Economic and Political Environment

Various sectors of the global financial markets have been experiencing an extended period of adverse conditions. Market uncertainty has increased dramatically, particularly in the U.S. and Europe, and adverse market conditions have expanded worldwide. These conditions have resulted in disruption of the global credit markets, periods of reduced liquidity, greater volatility, general widening of credit spreads, an acute contraction in the availability of credit and a lack of price transparency. These volatile and often difficult global credit market conditions have episodically adversely affected the market values of equity, fixed-income and other financial instruments and this volatility could continue and conditions could even deteriorate further. Some of the largest banks and companies across many sectors of the economy in the U.S. and Europe have declared bankruptcy, entered insolvency, administration, or similar proceedings, been nationalized by government authorities or agreed to merge with or be acquired by other banks or companies that had been considered their peers. The long-term impact of these events is uncertain but could continue to have a material effect on general economic conditions, consumer and business confidence and market liquidity. On the political front, the Adviser is consistently wary of changes that could result in market volatility; areas of heightened focus include the conflicts in the Middle East, the war involving Russia and Ukraine, trade wars, and China, among other situations. To the extent any of the preceding or other similar conflicts or events result in sanctions by the governments involved, such sanctions could adversely impact the global economy generally, and the markets in the country that is the subject of the sanctions specifically, by, among other things, creating instability in the energy sector, reducing trade, and increasing volatility and uncertainty, which may indirectly impact us, our investments, or Third Point. The Adviser will continue to closely monitor the economic and political environment with a particular focus on protecting the downside.

It is uncertain whether regulatory and other governmental actions will be able to prevent further losses and volatility in securities markets or stimulate the credit markets. We may be adversely affected by the foregoing events, or by similar or other events, including tax reform, in the future. In the longer term, there may be significant new regulations that could limit our activities and investment opportunities or change the functioning of the capital markets, and there is the possibility of a severe worldwide economic downturn. For example, the SEC has indicated in the past that it may consider adopting regulatory changes that, if adopted, may add to our already-significant compliance costs and burdens, including regulatory changes related to reporting, the private placement offering framework, disclosures regarding ESG matters and diversity, equity and inclusion matters, and reporting regarding proxy votes with respect to executive compensation matters. Moreover, the SEC may apply regulatory scrutiny to, and engage in enforcement activity against, the private equity industry. Consequently, we may not be capable of, or successful at, preserving the value of our assets, generating positive investment returns or effectively managing risks.

We generally do not intend to obtain political risk insurance. Our activities could be materially adversely affected by the instability in the U.S. or global financial markets or changes in market, economic, political, or regulatory conditions, as well as by numerous other factors outside our control and the control of the Adviser, the shareholders and their respective affiliates.

The threats of terrorist strikes, and the fear of prolonged conflict in the Middle East and elsewhere, have exacerbated volatility in the financial markets and caused consumer, corporate and financial confidence to weaken, increasing the risk of a “self-reinforcing” economic downturn. The climate of uncertainty may have an adverse effect on the portfolio companies in which we make investments. Economic and political uncertainty also increases the difficulty of modeling market conditions, which may reduce the accuracy of the Adviser’s financial projections. The performance of our portfolio companies may be affected by additional catastrophic events.

Many of the portfolio companies in which we will invest may be susceptible to economic slowdowns or recessions. Therefore, non-performing assets may increase, and the value of our portfolio may decrease during these periods as we are required to record the investments at their current fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase portfolio companies’ funding costs, limit portfolio companies’ access to the capital markets or result in a decision by lenders (including us) not to extend credit to such portfolio company. These events could prevent us from increasing investments and harm our operating results.

Governmental Intervention

Pervasive and fundamental disruptions undergone by global financial markets may lead to extensive and unprecedented governmental intervention, including conservatorship and the suspensions of short selling with respect to certain companies. Such intervention may be implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, some of these interventions may be unclear in scope and application, resulting in market uncertainty that may negatively affect the efficient functioning of the markets, as well as previously successful investment strategies. It is impossible to predict whether and when such governmental intervention may occur and any such governmental intervention may affect the success of our investment strategy and may cause us to sustain significant loss. It is impossible to predict what additional interim or permanent governmental restrictions may be imposed on the markets or the effect of such restrictions on our strategies.

Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to us, including if the investment in such portfolio companies is canceled, unwound or acquired (which could be without what we consider to be adequate compensation).

Uncertain Geopolitical Events

International or local geopolitical events may influence the issuers of, and markets for, financial instruments that we invest. Geopolitical events, including, without limitation, national referenda, political elections, international violent and non-violent conflicts and political movements, may affect monetary policy, fiscal policy, international relations, currency valuations, legal systems and regulatory regimes, among numerous other things, in ways that may affect us or our ability to operate or pursue our investment strategy.

Brexit

The withdrawal of the United Kingdom (“U.K.”) from the European Union (the “EU”) in 2020 has resulted in some divergence between the laws and regulations applicable in the U.K. and the EU. The U.K. and the EU are therefore in a period of legal, regulatory and political uncertainty. This divergence is expected to increase over time and may increase our compliance and regulatory burden to the extent we are required to consider and comply with both systems.

The U.K.’s withdrawal from the EU has adversely impacted U.K. firms that conduct or depend on the provision of cross-border services, including U.K. regulated firms in the financial sector, as they no longer have access to the EU single market. Although the arrangements between the U.K. and EU following the U.K.’s withdrawal provide for zero tariffs and zero quotas on all goods that comply with the appropriate rules of origin (subject to both parties maintaining a level playing field in areas such as environmental protection, social and labor rights, investment, competition, state aid and tax transparency), market access for those firms that conduct cross-border trade in goods will fall below what the single market previously allowed. The nature and extent of the impact of the U.K.’s withdrawal are difficult to predict but they may adversely affect our return and investments. Non-tariff barriers, customs declarations, customs checks, restrictions on movements of employees, withdrawal of recognition of previously recognized professional qualifications, changes in the status of the U.K. vis-à-vis the EU for tax and value-added tax purposes, and other sources of friction have the potential to impair the profitability of a business, require it to adapt, or even relocate to operate through an establishment in the EU. To the extent we offer our Shares in such markets, or the portfolio companies in which we invest operate in or are otherwise impacted by developments in such markets, there may be detrimental implications for the value of such investments, our ability to enter into transactions or to value or realize such investments or otherwise to implement our investment strategy, and we may be required to understand and prepare for these new arrangements, which in turn may result in increased operational and compliance burdens for us or the Adviser.

Ongoing Crisis in Ukraine and the Middle East

On February 24, 2022, Russia commenced a full-scale military invasion of Ukraine, on October 7, 2023, active fighting broke out between Israel and Hamas, and on February 28, 2026, U.S. and Israel launched a coordinated military operation against Iran, each of which have and likely could continue to have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our investments. Furthermore, the conflicts in Ukraine and the Middle East and the varying involvement of the United States, other NATO countries and other Middle Eastern countries could preclude prediction as to their ultimate adverse impact on global economic and market conditions, and, as a result, presents material uncertainty and risk with respect to us and the performance of our investments or operations, and our ability to achieve our investment objective. Additionally, to the extent that third parties, investors, or related customer bases have material operations or assets in Russia, Ukraine, or the Middle East, they may have adverse consequences related to the ongoing conflicts.

Inflation and Capital Risk

Inflation and rapid fluctuations in inflation rates have recently had, and may continue to have, negative effects on the economy and financial markets, particularly in emerging economies, but also in more developed economies, including in the U.S. economy, which is experiencing inflation at rates that have not been experienced in decades. For example, wages and prices of inputs increase during periods of inflation, which can negatively impact returns on investments, and increases in energy prices will often have a negative ripple effect through the economy. In an attempt to stabilize inflation, countries could impose wage and price controls or otherwise intervene in the economy, and central banks could raise interest rates; however, governmental efforts to curb inflation often have negative effects on the level of economic activity. Some countries have historically experienced substantial rates of inflation. Certain countries and regions, including the U.S., have recently seen increased levels of inflation and there can be no assurance that inflation will not have an adverse impact on issuers or our returns. If an issuer is unable to increase its operating income in times of higher inflation, its profitability will be adversely affected. As inflation rises, issuers will likely incur higher expenses, which can impact profitability absent measures to offset such impacts. As inflation declines, issuers might be unable to reduce expenses in line with any resulting reduction in revenue.

U.S. Trade Policy

The recent U.S. elections have led to shifts in the country’s stance on numerous domestic and international issues, including the imposition of tariffs. These and other changes to U.S. trade policy, along with the resulting economic uncertainty, could impact our ability to source, negotiate, execute, manage, or exit investments. Additionally, President Trump has indicated that his administration may withdraw from or renegotiate certain agreements and pursue policies that could diverge significantly from prior assumptions. However, the specific measures that will be implemented, as well as their impact on us and our investments remain uncertain, and any such developments could materially affect the Adviser’s assumptions, estimates, or strategies regarding our investments in ways that cannot currently be determined. The United States has previously sought to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries in order to seek to achieve its political aims. For example, in May 2018, the United States announced sweeping tariffs on aluminum and steel. Later that year, the U.S. administration imposed additional tariffs targeting Chinese imports. Related to such actions, certain foreign governments, including Canada, China and Mexico instituted retaliatory tariffs on certain U.S. goods and have indicated a willingness to impose additional tariffs on U.S. products. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Although certain tariffs have subsequently been eased or withdrawn, tensions around trade continue and future tariffs could have an adverse impact on our portfolio investments. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

Global trade disruption, together with future downturns in the global economy, significant introductions of trade barriers and trade frictions between the United States and many of its trade partners could adversely affect our financial performance. As political uncertainty and global developments continue, there is a greater risk that trade tensions could have a negative impact on us and our investments.

Non-Diversified Investment Company

We intend to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we will not be limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. However, we, from time to time in the future, may be considered a diversified management investment company within the meaning of the 1940 Act. Beyond the asset diversification requirements associated with our qualification as a RIC for U.S. federal income tax purposes, we do not have fixed guidelines for diversification.

While we are not targeting any specific industries, our investments may, at times, be concentrated including, for example during ramp-up or harvest periods in which the number of portfolio companies in which we have invested is limited. To the extent that we hold large positions in a small number of issuers, or within a particular industry, our net asset value may be subject to greater fluctuation. We may also be more susceptible to any single economic or regulatory occurrence or a downturn in a particular industry. As a consequence, our aggregate return would be adversely affected by the unfavorable performance of one or a small number of our investments.

Concentration Risk

We may at certain times hold large positions in a relatively limited number of investments. We could be subject to significant losses if we hold a relatively large position in a single issuer, industry, market or a particular type of investment that declines in value, and the losses could increase even further if the investments cannot be liquidated without adverse market reaction or are otherwise adversely affected by changes in market conditions or circumstances. Our investments could potentially be concentrated (and not hedged) in relatively few strategies, issuers, industries or markets.

Market Disruptions in Sectors Supported by Private Credit

Challenges facing a single, concentrated sector or industry can have far-reaching implications for the broader economy, including the private credit market. For example, although the U.S. economy has demonstrated strength and resiliency underpinned by the ongoing technology investment boom, there can be no assurance that such trend will continue. In recent years, there has been growing concern about the sustainability of the private credit industry, particularly due to its significant exposure to the expanding technology sector, which includes artificial intelligence infrastructure investments. Market analysts, journalists and other stakeholders have increasingly questioned whether the rapidly developing artificial intelligence market, which includes companies focused on the design and manufacture of semiconductors, data center construction and the expansion of power generation, is fueling inflated valuations and unsustainable price appreciation. This concern is compounded by the sector’s increasing interconnectivity, as private credit supports cross-investments among artificial intelligence- and data center-focused firms, potentially creating an overvalued and tightly linked ecosystem that may lack solid long-term economic fundamentals. If these concerns are validated or perceived as credible by the public, a significant global market correction or downturn could occur, which could result in a material adverse effect on us and our portfolio companies. In particular, market devaluations in the software sector may impair companies’ ability to refinance existing private credit loans and restrict merger and acquisition activity in the sector. Consequently, these dynamics could lead to extended holding periods for our assets.

Potential Material and Adverse Effects of Market Conditions on Debt and Equity Capital Markets

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, among other things, significant write-offs, the re-pricing of credit risk, the failure of major financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not continue or worsen in the future, including as a result of inflation and rising interest rates, the war in Ukraine and Russia, the current conflict in the Middle East, health epidemics and pandemics, and rising interest rates or renewed inflationary pressure.

Given the volatility and dislocation that the capital markets have at times historically experienced, many BDCs have faced, and may in the future face, a challenging environment in which to raise capital. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets or deterioration in credit and financing conditions could have a material adverse effect on our business, financial condition and results of operations. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional Shares at a price less than net asset value per share without first obtaining approval for such issuance from our Board and shareholders. In addition, significant changes in the capital markets, including volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes could have a material adverse impact on our business, financial condition or results of operations. Our Adviser monitors developments and seeks to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so. Our Adviser may not timely anticipate or manage existing, new or additional risks, contingencies or developments, including regulatory developments in the current or future market environment.

As a BDC, we need the ability to raise additional capital for investment purposes on an ongoing basis. Without sufficient access to the capital markets, we may be forced to curtail business operations or may not be able to pursue new investment opportunities. An inability to raise capital or access debt financing could negatively affect our business, inhibit our ability to scale operations, and lead to an increase in operating expenses as a percentage of our net assets. Disruptive conditions in the financial industry and any new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

Litigation Risk

In the ordinary course of business, we, the Adviser, Third Point or our respective affiliates, employees or directors may become party to threatened or actual litigation. Such litigation may involve regulatory authorities and commercial interests. Litigation may arise in the course of engaged investment activities (such as, but not limited to, proxy contests, direct shorts, breach of contract and service on credit and ad-hoc committees), may result from the nature of our holdings (such as, but not limited to, controlling shareholder or lender liability claims) or could be driven by increased or changing interests by regulators in fund activities. Moreover, in light of our distressed investment activities, Third Point, certain Third Point Funds or their respective affiliates as well as portfolio companies of such Third Point Funds may become parties in interest (for example, as creditors) in bankruptcy proceedings. Given the inherently adverse nature of the bankruptcy claims process, claimants having diverse interests to Third Point, its affiliates and the portfolio companies held by Third Point Funds may seek to advance wide-ranging arguments intended to enhance their recovery prospects. The outcome of any legal proceedings, which may materially adversely affect our value, may be impossible to anticipate, and such proceedings may continue without resolution for long periods of time. Any litigation in which we are involved may consume substantial amounts of the Adviser’s time and attention and involve significant expense (which we will ordinarily bear), and that time and the devotion of these resources to litigation may, at times, be disproportionate to the amounts at stake in the litigation.

The outcome of any such threatened or actual litigation, which may include monetary damages, fees, fines and other sanctions, whether as a result of such regulatory authorities or such commercial interests prevailing, or us determining after consultation with the Adviser to settle such threatened or actual litigation, will ordinarily be borne by us. In addition, it is not unusual for participants in reorganizations to use the threat of, as well as actual, litigation as a negotiating technique. The expense of defending against claims by third parties and paying any amounts pursuant to settlements or judgments would generally be borne by us and would reduce our net assets or could require shareholders to return to us distributed capital and withdrawal proceeds.

RIC-Related Risks

RIC-Related Risks

We intend to qualify as a RIC under Subchapter M of the Code. To qualify for and maintain RIC tax treatment under the Code, we must meet, amongst other requirements, requirements related to annual distributions, source of income and asset diversification. Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate federal income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions. See “Item 1. Business—Taxation as a RIC.”

As a result of the Annual Distribution Requirement to qualify for tax treatment as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments in portfolio companies. We expect to be able to issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus preferred shares, if any, equals at least 150% after such incurrence or issuance. If we issue senior securities, we will be exposed to risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with RIC distribution requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

We may borrow to fund investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying for tax treatment as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

We do not expect to be treated as a publicly offered regulated investment company for our initial taxable year and cannot assure you that we will be treated as a publicly offered regulated investment company for any taxable year thereafter.

Share Dividend

If we are treated as a publicly offered RIC as a result of either (i) our Shares and preferred shares, if any, collectively being held by at least 500 persons at all times during a taxable year, (ii) our Shares being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (iii) our Shares being treated as regularly traded on an established securities market, then, although we currently do not intend to do so, we may declare a large portion of a dividend in Shares at the election of each shareholder. Revenue procedures issued by the IRS allow a publicly offered RIC to distribute its own shares as a dividend for the purpose of fulfilling its distribution requirements, if certain conditions are satisfied. Among other things, the aggregate amount of cash available to be distributed to all shareholders is required to be at least 20% of the aggregate declared distribution. The Internal Revenue Service has also issued private letter rulings on cash/shares dividends paid by RICs and real estate investment trusts where the cash component is limited to 20% of the total distribution if certain requirements are satisfied. Shareholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in Shares) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. It is unclear whether we will be a publicly offered RIC and to what extent we will be able to pay taxable dividends in cash and common units (whether pursuant to IRS revenue procedures, a private letter ruling or otherwise).

Accounting

Accounting Standards Codification Topic No. 740, “Income Taxes” (in part formerly known as “FIN 48”) (“ASC Topic 740”), provides guidance on the recognition of uncertain tax positions. ASC Topic 740 prescribes the minimum recognition threshold that a tax position is required to meet before being recognized in an entity’s financial statements. It also provides guidance on recognition, measurement, classification and interest and penalties with respect to tax positions. A prospective investor should be aware that, among other things, ASC Topic 740 could have a material adverse effect on the periodic calculations of our net assets, including reducing our net assets to reflect reserves for income taxes, such as U.S. and foreign withholding taxes and income taxes payable on income effectively connected with a trade or business, that may be payable by us. This could cause benefits or detriments to certain investors, depending upon the timing of their entry and exit from us.

Risks Relating to Our Structure and Operations

Lack of Operating History

We do not have any operating history upon which prospective investors may base an evaluation of our likely performance and the Adviser and its affiliates have not previously sponsored a BDC. While portions of the multi-strategy investment strategy of certain of the other funds/vehicles managed by the Adviser or its affiliates have components that are similar to our investment strategy, neither the Adviser nor its affiliates have managed this strategy as a single strategy fund. There is no assurance that the assessment of the short-term, intermediate-term or long-term prospects of investments by Third Point or the Adviser will prove accurate or that we will succeed in meeting our investment objective or avoiding the loss of capital.

We are subject to all of the business risks and uncertainties associated with any new business, including the risk that the value of a Share could decline substantially or that we will not qualify or maintain our qualification to be treated as a RIC under Subchapter M of the Code. Accordingly, prospective investors should not expect us to achieve results similar to prior Third Point Funds.

The Adviser and its affiliates do not have prior experience managing a BDC, and the investment philosophy and techniques used by the Adviser to manage a BDC may differ from the investment philosophy and techniques previously employed by Third Point in identifying and managing past investments for other Third Point Funds. Additionally, the 1940 Act and the Code impose numerous constraints on the operations of BDCs and RICs that do not apply to other types of investment vehicles. For example, under the 1940 Act, BDCs are required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private companies or thinly traded public companies, cash, cash equivalents, U.S. government securities and other debt investments that mature in one year or less from the time of investment. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder its ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

Based on the amount of proceeds we raise, it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay Management Fees to the Adviser throughout this interim period irrespective of our performance. If the Management Fees and our other expenses exceed the return on the temporary investments, our equity capital will be eroded.

Banking Relationships

We, Third Point, or our portfolio companies will hold cash and other assets in accounts with one or more banks, custodians or depository or credit institutions (collectively, “Banking Institutions”), which may include both U.S. and non-U.S. Banking Institutions from time to time. We or our portfolio companies may also enter into credit facilities and have other relationships with Banking Institutions. The distress, impairment, or failure of, or a lack of investor or customer confidence in, any of such Banking Institutions may limit the ability of Third Point, the Adviser, us or our portfolio companies to access, transfer or otherwise deal with our assets, draw upon a credit facility, or rely upon any of such other relationships, in a timely manner or at all, and may result in other market volatility and disruption, including by affecting other Banking Institutions. All of the foregoing could have a negative impact on us or our portfolio companies. For example, in such a scenario, we or a portfolio company could be forced to delay or forgo an investment or a distribution, including in connection with a withdrawal, or generate cash to fund such investment or distribution from other sources (including by disposing of other investments or making other borrowings) in a manner that it would not have otherwise considered desirable. Furthermore, in the event of the failure of a Banking Institution, access to a depository account with that institution could be restricted and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection may not be available for balances in excess of amounts insured by the FDIC (and similar considerations may apply to Banking Institutions in other jurisdictions not subject to FDIC protection). In such a case, we, Third Point, the Adviser or our portfolio companies may not recover all or a portion of such excess uninsured amounts and could instead have an unsecured or other type of impaired claim against the Banking Institution (alongside other unsecured or impaired creditors). Third Point does not expect to be in a position to reliably identify in advance all potential solvency or stress concerns with respect to its, our or our portfolio companies’ banking relationships, and there can be no assurance that Third Point, the Adviser, us or our portfolio companies will be able to easily establish alternative relationships with and transfer assets to other Banking Institutions in the event a Banking Institution comes under stress or fails.

Employee Benefit Plans

There are special considerations for certain employee benefit plan investors. Consequently, fiduciaries of such plans are cautioned that investing in us should not be undertaken without consulting legal counsel concerning the matters discussed in “Item 1. Business—Certain ERISA Considerations.”

Controlled Group Risks

Under ERISA, members of certain “controlled groups” of “trades or businesses” may be jointly and severally liable for contributions required under any member’s tax-qualified defined benefit pension plan and under certain other benefit plans. Further, if any member’s tax-qualified defined benefit pension plan were to terminate, underfunding at termination would be the joint and several responsibility of all controlled group members, including members whose employees did not participate in the terminated plan. Similarly, joint and several liability may be imposed for certain pension plan related obligations in connection with the complete or partial withdrawal by an employer from a multiemployer pension plan. Depending on several factors, including the level of ownership held by us and other co-investors in a particular portfolio company, we may be considered to be a member of one or more portfolio company’s “controlled group” for this purpose.

Changes in Tax Laws Governing Individual Retirement Accounts (“IRAs”) Could Result in Adverse Tax Consequences to IRA Owners and Beneficiaries

A change in the current tax laws under the Code or other applicable tax rules governing IRAs and their investments (including, without limitation, the Code provisions governing the maximum contributions that may be made to IRAs, the types of investments that IRAs may hold, the maximum amount that may be invested in IRAs, and/or the annual minimum required distributions that IRAs must make) could result in adverse tax consequences to IRAs (and their owners and beneficiaries) that invest in us. Such changes could include, for example, a prohibition on IRAs holding investments such as an interest in us and/or a limitation on the aggregate investments that an IRA may hold, which may cause an IRA to lose its tax-exempt status if it is unable to divest from the necessary investments to satisfy any such rules (and/or be exposed to penalty taxes for failure to comply with such rules). By investing in us, an IRA will be deemed to represent and warrant that it expressly understands that its interest in us is generally non-transferable and may not be transferred, exchanged, or otherwise disposed of except as permitted under and in accordance with the Governing Agreements, and that there can be no assurance that the IRA will be able to timely liquidate or dispose of its interest in us in the event of any such change in law in order to avoid any such adverse tax consequences (and that none of us, the Adviser or any of their affiliates is under any obligation, whether express or implied, to assist or otherwise accommodate such liquidation or transfer or mitigate such adverse tax consequences to such IRA or its owners or beneficiaries).

Systems and Operational Risks

Execution of our strategy is dependent in part on certain systems. We depend on the Adviser to develop and implement appropriate systems for our activities. These systems and procedures are unlikely to account for every actual or potential disruption of our operations. Our business is dynamic and complex. As a result, certain operational risks are intrinsic to our operations, especially given the diversity and complexity of transactions that we are expected to enter into. We rely extensively on computer programs and systems (and may rely on new systems and technology in the future) for various purposes including, without limitation, trading, clearing and settling transactions, evaluating certain securities, monitoring our portfolio and net capital, and generating risk management and other reports that are critical to oversight of our activities. Certain of our and the Adviser’s operations interfaces are dependent upon systems operated by third parties, including prime broker(s), the Administrator, market counterparties and their sub-custodians, sub-administrators and other service providers. The Adviser often is not in a position to thoroughly vet the risks or reliability associated with certain third-party systems, because of a number of factors such as, but not limited to, limitations of access to vendor data, vendors being unwilling to provide such access, or, in some circumstances, time constraints in vetting vendors to the optimal extent, and in each case, limited recourse against vendors. Our service providers may also depend on information technology systems and, notwithstanding the diligence that we may perform on our service providers, we may not be in a position to verify the risks or reliability of such information technology systems.

Failures or vulnerabilities in the systems employed by the Adviser, prime brokers, the Administrator, counterparties, exchanges and similar clearance and settlement facilities and other parties could result in mistakes made in the confirmation or settlement of transactions, or in transactions not being properly booked, evaluated or accounted for or other adverse consequences. Disruption to third-party critical service providers, such as our auditors, external counsel, Administrator and custodian, may result in other disruptions in our operations. Operational risks may also be the result of inadequate procedures and controls, employee fraud, recordkeeping errors, human errors or other mistakes or failures by the Adviser or a service provider. Disruptions in our operations would likely cause us to suffer, including, among other things, financial loss, the disruption of our business, liability to third parties, regulatory intervention or reputational damage. Any of the foregoing failures or disruptions could have a negative impact on us and the shareholders’ investments in our Shares. While the Adviser has a business continuity plan in place in the event of an operational or other significant incident, there is no guarantee that the plan will specifically contemplate a scenario that may occur, will be capable of implementation under the circumstances that may occur, or that once implemented, would adequately address the challenges presented by the situation.

Indemnification Obligations

The Adviser will not assume any responsibility to us other than to render the services described in its Investment Advisory Agreement and Administration Agreement with us, and it will not be responsible for any action of the Board in declining to follow the Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Adviser and its trustees, officers, shareholders, members, agents, representatives, employees, controlling persons, and any other person or entity affiliated with, or acting on behalf of the Adviser will not be liable to us for their acts under the Investment Advisory Agreement, absent bad faith, willful misfeasance, gross negligence or reckless disregard in the performance of their duties. We will also agree to indemnify, defend and protect the Adviser and its trustees, officers, shareholders, members, agents, representatives, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of bad faith, willful misfeasance, gross negligence or reckless disregard in the performance of their duties. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. Such liabilities (including, without limitation, in connection with trade errors borne by us pursuant to such indemnification and exculpation provisions), may also have a negative effect on the returns to the shareholders. For example, in their capacity as directors of portfolio companies, the officers, directors, agents, shareholders, members or partners of the Adviser may be subject to derivative or other similar claims brought by shareholders of such companies. Our indemnification obligation would be payable from our assets, including the unpaid Capital Commitments of our shareholders. Furthermore, as a result of the provisions contained in the Governing Agreements, our shareholders may have a more limited right of action in certain cases than they would in the absence of such limitations. Additionally, in order to comply (or to facilitate compliance) with regulations and policies to which we, Third Point or our service providers (including financial institutions) are or may become subject, or to satisfy regulatory or other requirements in connection with the consummation of investments or with respect to any lender, we, Third Point, and our respective affiliates, consultants, attorneys or other advisors could be required to disclose information about our investors, including their identities and the identities of their beneficial owners, as well as information reasonably required in connection with any tax audit involving us or any investor. It should be noted that the Adviser may cause us to purchase insurance for ourselves, the Adviser and our respective employees, agents, and representatives.

Additionally, the Adviser could cause us to advance the costs and expenses of an indemnitee pending the outcome of a particular matter (including determination as to whether or not the person was entitled to indemnification or engaged in conduct that negated such person’s entitlement to indemnification). As a result, there may be periods when we are advancing expenses to an individual or entity with which we are not aligned or that is otherwise an adverse party in a dispute.

Takeover Attempts

Our Declaration of Trust, as well as certain statutory and regulatory requirements, will contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. To the extent our Shares become publicly traded in the future, such anti-takeover provisions may inhibit a change of control in circumstances that could give shareholders the opportunity to realize a premium over the value of our Shares.

Dilution

Our Declaration of Trust authorizes the issuance of additional Shares without requiring the approval of the shareholders. Shareholders will not have preemptive rights to purchase any Shares issued by us in the future. Our Declaration of Trust authorizes the issuance of an unlimited number of Shares. The Board may elect to sell additional Shares in the future or issue other equity interests, including in other private offerings. To the extent we issue additional equity interests at or below net asset value, an existing shareholder’s percentage ownership interest in us may be diluted. Additionally, depending upon the terms and pricing of any additional offerings and the value of our investments, shareholders may also experience dilution in the book value and fair value of their Shares.

Under the 1940 Act, we are generally prohibited from issuing or selling Shares at a price below net asset value per share, which may be a disadvantage compared to certain public companies. However, we may sell Shares, or warrants, options, or rights to acquire Shares, at a price below the current net asset value of the Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and the shareholders, including a majority of those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares, then the percentage ownership of existing shareholders at that time will decrease and such shareholders will experience dilution.

All distributions declared in cash payable to shareholders that are participants in the DRIP will generally be automatically reinvested in Shares unless the investor opts-out of the plan. As a result, shareholders who opt-out of the DRIP may experience accretion to the net asset value of their Shares if our Shares are trading at a premium to net asset value and dilution if our Shares are trading at a discount to net asset value. The level of accretion or discount would depend on various factors, including the proportion of shareholders who participate in the DRIP, the level of premium or discount at which Shares are trading and the amount of the distribution payable to shareholders.

Preferred Shares

The Board is authorized to issue preferred shares in one or more series without shareholder approval, which could potentially adversely affect the interests of existing shareholders.

We cannot assure shareholders that the issuance of preferred shares, debt securities or convertible debt securities would result in a higher yield or return to the holders of Shares. The issuance of preferred shares, debt securities or convertible debt would likely cause the net asset value of the Shares to become more volatile. If the dividend rate on the preferred shares, or the interest rate on the debt securities or the convertible debt securities, were to approach the net rate of return on our investment portfolio, the benefit of such leverage to the holders of the Shares would be reduced. If the dividend rate on the preferred shares, or the interest rate on the debt securities or convertible debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of Shares than if we had not issued the preferred shares, debt securities or convertible debt securities. Any decline in the net asset value of our investment would be borne entirely by the shareholders. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of Shares than if we were not leveraged through the issuance of preferred shares, debt securities or convertible debt securities. This decline in net asset value would also tend to cause a greater decline in the market price, if any, for the Shares.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios, which may be required by the preferred shares, debt securities or convertible debt, or our current investment income might not be sufficient to meet the dividend requirements on the preferred shares or the interest payments on the debt securities or the convertible debt securities. In order to counteract such an event, we might need to liquidate investments in order to fund the redemption of some or all of the preferred shares, debt securities or convertible debt. Additionally, we would pay (and the holders of Shares would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred shares, debt securities, convertible debt, or any combination of these securities. Holders of preferred shares, debt securities or convertible debt may have different interests than holders of Shares and may at times have disproportionate influence over our affairs.

The 1940 Act requires that holders of shares of preferred shares must be entitled as a class to elect two trustees at all times and to elect a majority of the trustees if dividends on such preferred shares are in arrears by two years or more, until such arrearage is eliminated. Additionally, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred shares, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred shareholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of Shares and preferred shares, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our tax treatment as a RIC for U.S. federal income tax purposes.

Declaration of Trust Amendments

Our Board may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust in order to effectuate changes such as, without limitation, increasing the number of Shares of any class or series that we have authority to issue, dividing the Board into multiple classes, and certain other provisions that may be characterized as anti-takeover in nature.

Delaware Exclusive Forum

Our Declaration of Trust provides that, to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a duty owed by any of our trustees, officers or other agents to us or our shareholders, any action asserting a claim arising pursuant to any provision of the Delaware Statutory Trust Act or other laws of the State of Delaware pertaining to trusts made applicable to us pursuant to Section 3809 of the Delaware Statutory Trust Act, Delaware statutory or common law, our Declaration of Trust or the bylaws, or any action asserting a claim governed by the internal affairs (or similar) doctrine shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction over the matter, any other court in the State of Delaware that has subject matter jurisdiction. The exclusive forum provision may expose investors to increased risks to successfully bringing claims, including increased expense and decreased convenience. However, these exclusive forum provisions do not apply to claims arising under the federal securities laws, including the Securities Act and 1940 Act.

Distribution Reinvestment Plan

We have adopted a DRIP, pursuant to which we will reinvest all cash dividends and distributions declared by the Board on behalf of shareholders who do not elect to receive their dividends in cash. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution, then our shareholders who have not opted out of our DRIP will have their cash distributions automatically reinvested in additional Shares, rather than receiving the cash dividend or other distribution. See “Item 1. Business—Distribution Reinvestment Plan” for more information. Shareholders that opt out of our distribution reinvestment plan will experience dilution in their ownership percentage of our Shares over time.

Risks Relating to the Initial Private Offering

Consequences of Default

A shareholder will be subject to significant adverse consequences in the event that shareholder defaults on its Capital Commitment to us. If a shareholder defaults, we have the authority to invoke various remedies, including, without limitation, prohibiting the defaulting shareholder from purchasing additional Shares in connection with future Drawdowns, causing a defaulting shareholder to Transfer its Shares to a third party for a price that is less than the net asset value of such Shares, or causing a defaulting shareholder to forfeit its Shares to other shareholders. Moreover, if one or more shareholders defaults, the other shareholders may be required to contribute their pro rata share of any resultant shortfall capital as provided in the Subscription Agreement, but in no event would such additional contributions exceed such shareholders’ respective Capital Commitments.

Limited Transferability of Shares

The Shares are subject to significant restrictions on transfers. A shareholder should have no expectation of selling, assigning, transferring, conveying or depositing its Shares. Prospective shareholders are required to represent that they will be acquiring their Shares for investment purposes only and not with a view to resale or distribution. The Shares have not been registered under the Securities Act, or any other securities laws, and therefore are subject to restrictions on transfer under the Securities Act and other jurisdictions’ securities laws. Therefore, unless the Shares are so registered under the Securities Act and other applicable laws, such Shares may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws. It is not anticipated that a market for the Shares will ever develop. Accordingly, it may be difficult to obtain reliable information about the value of the Shares. Shareholders may not Transfer their Shares without our prior written consent, which we may grant or withhold in our sole discretion. A shareholder will not be permitted to share confidential information regarding us or such shareholder’s Shares with prospective purchasers of its Shares unless we provide our prior written consent, which we may withhold in our discretion. We are under no obligation to facilitate or approve Transfers and may reject Transfers for any reason. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their Shares. Shareholders must be prepared to bear such risks for an indefinite period of time. While we intend to commence the Share Repurchase Program beginning no later than the second (2nd) anniversary of the Commencement Date, the Board will have complete and absolute discretion to determine whether we will engage in any Share repurchases in a given quarter and, if so, the terms of such repurchases. Shareholders should not assume or rely upon any expectation that we will offer to repurchase any of their Shares in a given quarter.

With respect to a shareholder that seeks to Transfer its Shares, it should be expected that as a condition to such Transfer such shareholder will be required to pay and bear our and our affiliates’ out-of-pocket costs and expenses in connection with reviewing and processing such proposed transfer. This includes the costs and expenses of our and our affiliates’ legal counsel. The facts and circumstances of the Transfer will be a driver of the out-of-pocket legal expenses associated therewith, which could be substantial.

We are generally not able to issue or sell Shares at a price below net asset value per share. We may, however, sell Shares, or warrants, options or rights to acquire Shares, at a price below the then-current net asset value per share of Shares if the Board determines that such sale is in our best interests, and if shareholders approve the sale. In any such case, the price at which our Shares are to be issued and sold may not be less than a price that, in the determination of the Board, closely approximates the market value of such Shares (less any distributing commission or discount). If we raise additional funds by issuing Shares or senior securities convertible into, or exchangeable for, Shares, then the percentage ownership of shareholders at that time will decrease, and shareholders may experience dilution.

If we undertake an Exchange Listing in the future, there can be no assurances that a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per unit of Shares may decline. We cannot predict whether the Shares, if listed on a national securities exchange, will trade at, above or below net asset value.

Limited Liquidity or Opportunity to Sell Shares Back to Us

Shareholders will be subject to limited liquidity. Our Shares constitute illiquid investments for which there is not currently, and may not ever be, a secondary market at any time. Investing in us is suitable only for sophisticated investors and requires the financial ability and willingness to accept the high risks and lack of liquidity inherent in an investment in us. Shareholders must be prepared to bear such risks for an extended period of time.

The Shares have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.

While we intend to commence the Share Repurchase Program beginning no later than the second (2nd) anniversary of the Commencement Date, the Board will have complete and absolute discretion to determine whether we will engage in any Share repurchases in a given quarter and, if so, the terms of such repurchases. Therefore, we may ultimately not engage in any Share repurchases or may cease share repurchases at any time, and the shareholder may not be able to sell its Shares at the times desired or at all. The shareholder should not assume or rely upon any expectation that we will offer to repurchase any of their Shares in a given quarter. Any repurchases conducted by us pursuant to the Share Repurchase Program will be made in compliance with Rule 13e-4 and Regulation 14E under the Exchange Act.

Additionally, the repurchase price per Share of repurchase offers made in connection with the Share Repurchase Program may be lower than the price per Share that shareholders paid for their Shares.

Rule 506(d)

Effective September 23, 2013, the SEC adopted amendments to Rules 501 and 506 of Regulation D promulgated under the Securities Act barring issuers deemed to be “bad actors” from relying on Rule 506 of Regulation D (“Rule 506”) in connection with private placements. Specifically, an issuer will be precluded from conducting offerings that rely on the exemption from registration under the Securities Act provided by Rule 506 if a “covered person” of the issuer has been the subject of any disqualifying event as described in Rule 506(d)(1) of the Securities Act. “Covered persons” include, among others, the issuer, affiliated issuers, any investment manager or solicitor of the issuer, any director, executive officer or other officer participating in the offering of the issuer, any general partner or managing member of the foregoing entities, any promoter of the issuer and any beneficial owner of 20% or more of the issuer’s outstanding voting equity securities, calculated on the basis of voting power. If any of our covered persons, including our affiliated issuers, are subject to a disqualifying event, we could lose the ability to rely on the exemption in Rule 506 to privately place our Shares in connection with the Initial Private Offering.

Outstanding Shares Prior to an Exchange Listing

The ability of shareholders to liquidate their investments will be limited. If we conduct an Exchange Listing in the future, a large volume of sales of Shares could decrease the prevailing market prices of the Shares and could impair our ability to raise additional capital through the sale of equity securities in the future. The ability of shareholders to liquidate their investments could further depress the market price of Shares and have a negative effect on our ability to raise capital in the future. Additionally, anticipated downward pressure on the Share price due to actual or anticipated sales of Shares from this market overhang could cause some institutions or individuals to engage in short sales of the Shares, which may itself cause the price of the Shares to decline. There can be no guarantee that an Exchange Listing will ever occur.

Risks Relating to Due Diligence of, Ownership of and Conduct at Portfolio Companies

Investment Analysis

When assessing investment opportunities, the Adviser relies on resources that may have limited or incomplete information. In particular, the Adviser may rely on publicly available information, data filed with various government regulators and non-public information provided by the managers of the portfolio companies in which we invest, subject to certain confidentiality obligations. Although the Adviser evaluates information and data as it deems appropriate and seeks independent corroboration when reasonably available, the Adviser does not evaluate all publicly available information and data and is not in a position to confirm the completeness, genuineness or accuracy of the information and data it evaluates.

As a result, there can be no assurance that the due diligence exercise carried out by the Adviser will reveal or highlight all relevant facts that may be necessary or helpful in evaluating investment opportunities. Any failure to have identified the relevant facts may result in an inappropriate investment decision, which may have a material adverse effect on the value of any investment in us.

Fraud

In making certain investments, the Adviser often relies upon the accuracy and completeness of representations made by the issuer of such investments, but cannot guarantee the accuracy or completeness of such representations. Of concern in purchasing investments is the possibility of material misrepresentation or omission on the part of an issuer. Such inaccuracy or incompleteness may adversely affect the valuation of any investment. Instances of fraud and other deceptive practices committed by senior management of certain companies in which we may invest may undermine the ability of the Adviser to conduct effective due diligence on, or successfully exit investments made in, such companies and may result in us incurring losses. In addition, financial fraud may contribute to overall market volatility, which can negatively impact our investment program. Under certain circumstances, payments to us may be reclaimed if they are later determined to have been made with an intent to defraud creditors or make a preferential payment.

Due Diligence

The due diligence process may not reveal all of the relevant facts related to an investment opportunity and may not necessarily result in a portfolio investment being successful. Before making portfolio investments, the Adviser will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each portfolio investment. Due diligence generally entails evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, investment banks and other third parties often are involved in the due diligence process to varying degrees depending on the type of investment. Such involvement of third-party advisors or consultants presents a number of risks primarily relating to the Adviser’s reduced control of the functions that are outsourced. In addition, if the Adviser is unable to timely engage third-party providers, its ability to evaluate more complex investments could be adversely affected. When conducting due diligence and making an assessment regarding an investment, the Adviser will rely on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations.

Furthermore, accounting standards in certain countries may not correspond to GAAP, which may lead to discrepancies between information appearing on the financial statements of companies in such countries when compared to how such financial statements would be reflected if prepared in accordance with GAAP. The due diligence investigation that the Adviser carries out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

Additionally, it frequently may be difficult to obtain complete information as to the true condition of certain borrowers or portfolio companies, particularly companies experiencing financial distress. The lack of such information may negatively impact or otherwise limit attempts to structure and implement downside protection with respect to portfolio investments or to detect or prevent potential or existing problems, such as irregular accounting, employee misconduct or other fraudulent practices.

Due Diligence Limitations

Due diligence investigations regarding any investment opportunity may not uncover all the facts relevant to the evaluation of an investment opportunity. No assurance can be given that the Adviser will have knowledge of all circumstances that could adversely affect an investment. Even in situations where the Adviser conducts extensive diligence on a proposed investment opportunity, there can be no guarantee that such investment will necessarily be successful. No assurance can be given as to the accuracy or completeness of the information provided by any independent consultants involved in the due diligence process, and we may incur liability as a result of such consultants’ actions. In addition, if the Adviser is unable to timely engage third-party providers, its ability to evaluate and acquire more complex targets could be adversely affected.

When conducting due diligence and making an assessment regarding an investment, we will rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. Representations made by a counterparty could be inaccurate, and third-party investigations may not uncover risks. Conduct occurring at a portfolio company, even activities that occurred prior to our investment therein, could have an adverse impact (financial or otherwise) on us.

It is difficult to obtain accurate and complete information regarding the true financial condition of certain companies, especially those in financial distress. There can be no assurance that attempts to provide downside protection with respect to assets or companies in which we invest will achieve their desired effect, and potential investors should regard an investment in us as being speculative and having a high degree of risk.

Additionally, in the case of investments in loans, the company or the seller thereof may make material misrepresentations or omissions with respect to such loans. Such inaccuracy or incompleteness may adversely affect the value of our instruments in such company or the valuation of the collateral underlying the loans or adversely affect our ability to perfect or effectuate a lien on the collateral securing the loan. We will rely upon the accuracy and completeness of representations made by companies or their former owners in the due diligence process to the extent reasonable, but cannot guarantee the accuracy or completeness of such representations. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance or a preferential payment.

Portfolio Company Management

The day-to-day operations of each portfolio company in which we invest will be the responsibility of such company’s management team and, therefore, we are subject to the risk that a portfolio company may make business decisions with which the Adviser disagrees, and the stockholders or management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment and, in turn, have a material adverse effect on the value of the Interests.

Operating and Financial Risks of Portfolio Companies

Portfolio companies in which we invest could deteriorate as a result of, among other factors, an adverse development in their business, a change in the competitive environment, or an economic downturn. As a result, companies which we expect to be stable may operate, or expect to operate, at a loss or have significant variations in operating results, may require substantial additional capital to support their operations or to maintain their competitive position, or may otherwise have a weak financial condition or be experiencing financial distress. In some cases, the success of our investment strategy will depend, in part, on our ability to restructure or effect improvements in the operations of a portfolio company. The activity of identifying and implementing restructuring programs and operating improvements at portfolio companies entails a high degree of uncertainty. There can be no assurance that we will be able to successfully identify and implement such restructuring programs and improvements.

Uncertain Exit Strategies

Our investments are subject to the risks that we will be unable to realize our investment objective by sale or other disposition at attractive prices. Due to the illiquid nature of certain of the positions which we are expected to acquire, as well as the uncertainties of the reorganization and active management process, the Adviser is unable to predict with confidence what the exit strategy will ultimately be for any given investment, or that one will definitely be available. The Adviser may be unable to cause us to exit an investment at such times or in such a manner as the Adviser may have initially anticipated when we originally acquired such investment, or it may believe that it would be suboptimal to exit during such times because, for example, it believes that the investment has not reached an appropriate level of maturity or such investment still holds potential future upside. Dispositions of investments may be subject to contractual and other limitations on transfer or other restrictions that would interfere with subsequent sales of such investments or adversely affect the terms that could be obtained upon any disposition thereof. Exit strategies that appear to be viable when an investment is initiated may be precluded by the time the investment is ready to be realized due to economic, legal, political or other factors. There can be no assurance that a public market will develop for any of our investments or that we will otherwise be able to realize such investments. Therefore, there can be no assurance that we will realize net profits or achieve returns commensurate with the risks associated with the investments, or that we will not experience losses as a result of being forced to hold a given investment indefinitely, which losses may be substantial.

Risks Upon Disposition of Investments

In connection with the disposition of an equity investment in a portfolio company, we may be required to make representations about the business and financial affairs of such portfolio company typical of those made in connection with the sale of any business, or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in contingent liabilities, which might ultimately have to be funded by us or relevant SEC rules and exemptions relief to which we may be subject.

Risks Relating to Regulations and Our Status as a Business Development Company

Business Development Company Regulations

Regulations governing our operation as a BDC affect our ability to raise, and the way in which we raise, additional capital. We may issue debt securities or preferred shares or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. As a BDC, we currently are required to meet an asset coverage ratio of total assets to total borrowings and other applicable senior securities, which include all of our borrowings and any preferred shares we may issue in the future, of at least 150%. This means that for every $100 of net assets, we may raise $200 from senior securities, such as borrowings or issuing preferred shares. See “—Limitations on Leverage” below for further discussion of the risks associated with the limitations on leverage to which we will be subject.

BDCs may issue and sell common shares at a price below net asset value per share only in limited circumstances, one of which is during the one-year period after shareholder approval. There is no assurance that such shareholder approval will be sought or obtained in the future. In the event we ever are permitted to sell, or otherwise issue, our Shares at a price below net asset value per Share, existing shareholders will experience net asset value dilution and the investors who acquire Shares in such offering may thereafter experience the same type of dilution from subsequent offerings at a discount. For example, if we sell an additional 10% of our Shares at a 5% discount from net asset value, a shareholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1,000 of net asset value.

In addition to issuing securities to raise capital as described above, we may in the future securitize our loans to generate cash for funding new investments. See “—Limitations on Leverage” below.

Qualifying Assets

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what the Adviser believes are attractive investments if such investments are not qualifying assets. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we are forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. See “Item 1. Business—Qualifying Assets” for a discussion of the types of assets that are qualifying assets for these purposes.

Status as Business Development Company

If we do not maintain our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility and increase our costs. The additional regulatory restrictions to which we would become subject as a closed-end investment company under the 1940 Act include, for example, an increase in the ratio that we will be required to maintain of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred, as well as additional restrictions on our ability to participate in certain transactions with our affiliates. See “—Limitations on Leverage” and “—Co-Investments and Transactions with Affiliates” below.

Emerging Growth Company Status

We expect to qualify as an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth (5th) anniversary of the completion of our initial public offering of common equity securities, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of the Shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we will likely take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of such extended transition periods.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when needed. Potential investors may be unable to compare us with other companies in the same industry if they believe that our financial accounting is not as transparent as other companies in the industry. If we are unable to raise additional capital as and when needed, our financial condition and results of operations may be materially and adversely affected. See “Item 1. Business—Compliance with the JOBS Act” for additional information.

Internal Controls

We will not be required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404 of that statute (“Section 404”), and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting will not initially meet all of the standards contemplated by Section 404 that we may eventually be required to meet. We will need to undertake the process of building out our internal controls over financial reporting and establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to our specific areas and activities.

Additionally, we will need to undertake the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal controls over financial reporting. Additionally, our independent registered public accounting firm will not be required to formally attest to the effectiveness of the internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our operations, financial reporting or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable share exchange listing rules, and may result in a breach of the covenants under the agreements governing any of our financing arrangements, if any. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if we or our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and, following an Exchange Listing, lead to a decline in the market price of our Shares.

Limitations on Leverage

We may, subject to the limitations described below, incur leverage in connection with our operations, collateralized by our assets or Capital Commitments. We have the authority to use leverage through, among other means, lines of credit, including loans from financial institutions, borrowings on margin, derivative instruments, repurchase agreements. The amount of leverage that we employ will depend on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. Our use of leverage may have important consequences to the shareholders, including, but not limited to, the following: (i) greater fluctuations in our net asset value; (ii) use of cash flow (including capital contributions) for debt service and related costs and expenses, rather than for follow-on investments, additional investments, distributions or other purposes; (iii) increased interest expense if interest rate levels were to increase significantly; (iv) limitations on our activities, including the flexibility for us to make distributions to the shareholders or sell assets that are pledged to secure the indebtedness; (v) the amount and timing of contributions and distributions to shareholders may be affected in a manner that may have potentially adverse consequences to shareholders; and (vi) lower multiples of cost (but enhanced internal rate of return) for equity investments. There can be no assurance that we will have sufficient cash flow to meet our debt service obligations. As a result, our exposure to losses may be increased due to the illiquidity of its investments generally. The way in which the Incentive Fee is determined may encourage the Adviser to use leverage to increase the return on our investments. These advisory arrangements could therefore result in the Adviser causing us to make riskier or more speculative investments than would otherwise be the case.

We may sometimes leverage our unfunded Capital Commitments or our portfolio investments and assets because the Adviser believes that the use of leverage may enable us to achieve a higher rate of return. Accordingly, in such circumstances, we may pledge our securities or other assets and provide other credit support in order to borrow additional funds for investment purposes. We also may leverage our investment return with options, short sales, swaps, forwards and other derivative instruments. The amount of indebtedness that we may have outstanding at any time may be substantial in relation to our capital. Although indebtedness we incur can generate proceeds that we can deploy into new or follow-on investments and has the potential to enhance overall returns that exceed our cost of funds, it will further diminish returns (or increase losses on capital) to the extent overall returns are less than our cost of funds. Borrowing money to take positions provides us with the advantages of leverage, but exposes us to greater market risks and higher current expenses.

Shareholders may be required to acknowledge their obligation to pay their share of such indebtedness up to the amount of their unfunded Capital Commitments or to acknowledge the right of such lender to call on such shareholders to fund their commitments. The Governing Agreements may provide a lender with the right to receive detailed due diligence and credit related information regarding the shareholders. The Adviser reserves the right, in its sole discretion, to waive these requirements for certain shareholders, which may have an adverse effect on our ability to obtain such a credit facility or terms thereof.

As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred shares, if any, must be at least 200%; however, BDCs may increase the maximum amount of leverage they may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. This means that generally, we can borrow up to $1 for every $1 of shareholder equity (or, if certain conditions are met, we can borrow up to $2 for every $1 of shareholder equity). We expect that the Adviser, as the sole initial shareholder, will approve a proposal that allows us to reduce our asset coverage ratio to 150% and, in connection with their respective Subscription Agreements, the shareholders are required to acknowledge our ability to operate with an asset coverage ratio that may be as low as 150%. If this ratio declines below 150%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some indebtedness when it may be disadvantageous to do so. This could have a material adverse effect on our operations, and we may not be able to service our debt or make distributions. In addition, as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who would be expected to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. We currently intend that any subsidiaries we may form will be wholly-owned and fully consolidated. We will comply with the provisions of the 1940 Act governing capital structure and leverage (Section 18, as modified by Section 61) on an aggregate basis with any such subsidiary, such that we will treat subsidiary debt as our own for purposes of Section 61 under the 1940 Act. The assets of any such subsidiaries that we may form will be held in compliance with the custody requirements of the 1940 Act as if such assets were held directly by us, and any transactions undertaken by such subsidiaries will similarly be evaluated for compliance with the limitations on affiliated transaction imposed by Section 57 of the 1940 Act as if we ourselves had undertaken the transaction. In addition, to the extent that any subsidiary of ours is party to an investment or management agreement with the Adviser, an affiliate of the Adviser or any other person, we will comply with the provisions of the 1940 Act relating to investment advisory contracts as if the applicable adviser or manager were an investment adviser to us under Section 2(a)(20) of the 1940 Act.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we will use leverage to partially finance our investments, shareholders will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to the Shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay dividends on our Shares, scheduled debt payments or other payments related to our securities. We cannot assure investors that we will be able to obtain any particular type of leverage, such as a credit facility.

Regulation of Derivative Instruments and Financial Commitment Transactions in General

Rule 18f-4 under the 1940 Act governs our ability, as a BDC, to use derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option, or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings, and any firm or standby commitment agreement or similar agreement). Under Rule 18f-4, BDCs that make significant use of derivatives are required to trade derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions) subject to a value-at-risk (“VaR”) leverage limit and certain derivatives risk management program and reporting requirements. Generally, these requirements apply unless the BDC satisfies a “limited derivatives users” exception that is included in Rule 18f-4. Based on our anticipated use of derivatives, we expect to qualify as a limited derivatives user under the rule. However, we cannot assure investors that we will be treated as a limited derivatives user or that our approach to our use of derivatives will not change.

In pursuing our investment objective, the Adviser may use various derivative instruments, including, without limitation, options, futures, forward contracts, swaps and other derivatives, which may be volatile and speculative. Certain positions may be subject to wide and sudden fluctuations in market value. Derivatives, especially over the counter derivatives engaged as a privately negotiated contract against a principal counterparty, may be subject to adverse valuations reflecting the counterparty’s marks (or valuations), which might not correspond to the valuations of other market or exchange-traded instruments. Derivatives used for hedging purposes may not correlate strongly with the underlying investment sought to be hedged. Derivative instruments may not be liquid in all circumstances, so that in volatile markets we may not be able to close out a position without incurring a loss. Trading in derivative instruments may permit us to incur additional leverage, which may magnify the gains and losses experienced by us and could cause our net asset value to be subject to wider fluctuations than would otherwise be the case. While derivatives used for hedging purposes can reduce or eliminate losses, such use can also reduce or eliminate gains. When we use derivatives as an investment vehicle to gain market exposure, rather than for hedging purposes, any loss on the derivative investment will not be offset by gains on another hedged investment. We are therefore directly exposed to the risks of that derivative. Derivatives may not be available to us upon acceptable terms. As a result, we may be unable to use derivatives for hedging or other purposes. As noted below under “—Necessity for Counterparty Trading Relationships; Counterparty Risk,” counterparty relationships related to derivatives transactions subject us to additional risks.

Under Rule 18f-4, when we trade reverse repurchase agreements or similar financing transactions, including certain tender option bonds, we need to aggregate the amount of indebtedness associated with the reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratio or treat all such transactions as derivatives transactions. Reverse repurchase agreements or similar financing transactions aggregated with other indebtedness do not need to be included in the calculation of whether we satisfy the limited derivatives users exception, but for funds subject to the VaR testing requirement, reverse repurchase agreements and similar financing transactions must be included for purposes of such testing whether treated as derivatives transactions or not. These requirements may limit our ability to use derivatives, short sales, and reverse repurchase agreements and similar financing transactions as part of our investment strategies. These requirements may increase the cost of our investments and cost of doing business, which could adversely affect investors.

Additionally, the Dodd-Frank Act includes provisions that comprehensively regulate over-the-counter (“OTC”) derivatives markets for the first time, including the swap markets. These provisions may affect our ability to use OTC derivatives for hedging purposes. The Dodd-Frank Act and regulations implementing the Dodd-Frank Act mandate that certain OTC derivatives must be submitted for clearing to regulated clearinghouses. OTC trades submitted for clearing will be subject to minimum initial and variation margin requirements set by the relevant clearing member and clearinghouse, as well as possible mandated margin requirements and other limitations imposed by the U.S. Commodity Futures Trading Commission (“CFTC”) or the SEC. The regulators also have broad discretion to impose margin requirements on non-cleared OTC derivatives and new requirements on holding of customer collateral by OTC derivatives dealers. These requirements may increase the amount of collateral we are required to provide and the costs associated with providing it. Although the Dodd-Frank Act includes limited exemptions from the clearing and margin requirements for certain “end-users,” we do not expect to be able to rely on such exemptions. In addition, the OTC derivative dealers with which we expect to execute the majority of our OTC derivatives will be subject to clearing and margin requirements irrespective of whether we are subject to such requirements. OTC derivative dealers also will be required to post margin to the clearinghouses through which they clear their customers’ trades instead of using such margin in their operations, as was previously permitted. This will increase the OTC derivative dealers’ costs, and these increased costs are expected to be passed through to other market participants in the form of higher upfront margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The SEC and CFTC may also require certain derivative transactions that are currently executed on a bilateral basis in the OTC markets to be executed through a regulated securities, futures, or swap exchange or execution facility. Such requirements may make it more difficult and costly for investment funds, including us, to enter into tailored or customized transactions. They may also render certain strategies in which we might otherwise engage impossible, or so costly that they will no longer be economically viable to implement.

OTC derivative dealers and major OTC derivatives market participants will be required to register with the SEC or CFTC. Although neither we nor the Adviser are required to register as a dealer or major participant in the OTC derivatives markets, it is possible that going forward, we or the Adviser may be required to be registered as a dealer or major participant. Registered OTC derivatives dealers and major participants are subject to a number of regulatory requirements, including minimum capital and margin requirements. These requirements may apply irrespective of whether the OTC derivatives in question are OTC derivatives, exchange-traded or cleared. The margin requirements for cleared and uncleared OTC derivatives may require that our Adviser, in order to maintain its exclusion from commodity pool operator (“CPO”) registration under CFTC Rule 4.5, limit our ability to enter into hedging transactions or to obtain synthetic investment exposures, in either case adversely affecting our ability to mitigate risk. OTC derivatives dealers will also be subject to new business conduct standards, disclosure requirements, reporting and recordkeeping requirements, transparency requirements, position limits, limitations on conflicts of interests and other regulatory burdens. These requirements may further increase the overall costs for OTC derivative dealers, which costs are also likely to be passed along to market participants. The overall impact of the Dodd-Frank Act on us is highly uncertain and it is unclear how the OTC derivatives markets will adapt to this new regulatory regime.

Although the Dodd-Frank Act will require many OTC derivative transactions previously entered into on a principal-to-principal basis to be submitted for clearing by a regulated clearinghouse, certain of the derivatives that we may trade may remain OTC or principal-to-principal contracts entered into privately by us and third parties. The risk of counterparty nonperformance can be significant in the case of these OTC instruments, and “bid-ask” spreads may be unusually wide in these heretofore substantially unregulated markets. While the Dodd-Frank Act is intended in part to reduce these risks, its success in this respect may not be evident for some time after the Dodd-Frank Act is fully implemented, a process that may take several years or more.

Co-Investments and Transactions with Affiliates

We may co-invest with third parties through joint ventures or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-venturer may have financial difficulties resulting in a negative impact on such investment, may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In certain circumstances, subject to the requirements of the 1940 Act, such third parties may enter into compensation arrangements with us and other investors and participants relating to such investments, including incentive compensation arrangements. Such compensation arrangements will reduce the returns to participants in the investments and create potential conflicts of interest between such parties and us. Determinations made by the Adviser regarding our capacity with respect to certain investments will be based on a subjective analysis.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the Independent Trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. However, we may under certain circumstances purchase any such affiliate’s loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, Adviser or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have filed an application with the SEC seeking an exemptive order in order to co-invest with other funds and investment vehicles managed by the Adviser or its affiliates, such as the Third Point Funds, or alongside the Adviser or its affiliates in a principal capacity, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, including oversight by the Board in the exercise of its reasonable business judgment. Consistent with exemptive orders previously granted by the SEC to other BDCs, we expect our exemptive order, if granted, to provide that, in connection with any co-investment transaction, we will participate in any such co-investment transaction on terms that are the same as those applicable to the other funds managed by, or entities affiliated with, the Adviser or its affiliates. To the extent an investment by such other fund or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, we will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, we expect the exemptive order to provide that, in connection with any such co-investment transaction, we will receive our pro rata share of any transaction fees, including break-up, structuring, monitoring or commitment fees but excluding brokerage or underwriting compensation permitted by section 17(e) or 57(k) of the 1940 Act in respect of such co-investment transaction, based on our relative share of the amount invested or committed, as applicable, in such transaction. There can be no assurance that any such exemptive order will be granted.

In situations when co-investment with other Third Point Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of any exemptive relief granted to us by the SEC, the Adviser or its affiliates will need to decide which client or clients will proceed with the investment.

Valuation of Securities

As a BDC, we are required to carry our investments at the fair value as determined in good faith pursuant to procedures adopted by, and under the oversight of, the Board, as described in “Item 1. Business—Valuation Procedures.” A large percentage of our portfolio investments will not be publicly traded, and the value of such investments may not be readily determinable. We value these investments quarterly at fair value (based on ASC Topic 820, its corresponding guidance and the principal markets in which these investments trade) as determined in good faith by the Adviser and under the direction of our Board pursuant to a written valuation policy and a consistently applied valuation process. The types of factors that may be considered in fair value pricing of these investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to more liquid securities, indices and other market-related inputs, discounted cash flow, our principal market and other relevant factors. For securities for which a quote is either not readily available or deemed not to represent fair value, we may utilize one or more third-party valuation firms to assist with valuation of these Level 3 investments. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a readily available market for these investments existed and may differ materially from the amounts we realize on any disposition of such investments. Decreases in the fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. Our net asset value could be adversely affected if our determination regarding the fair value of a given investment were materially higher than the value that we ultimately realize upon the disposal of such investment. In addition, decreases in the market values or fair values of our investments are recorded as unrealized loss. Unprecedented declines in prices and liquidity in the corporate debt markets may result in significant net unrealized loss in our portfolio, as well as a reduction in our net asset value. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. Depending on market conditions, we could incur substantial realized losses and may continue to suffer additional unrealized losses in future periods, which could have a material adverse impact on our business, financial condition and results of operations. For more information about our valuation procedures, see “Item 1. Business—Valuation Procedures” and “Item 1. Business—Investment Valuation Process.”

Exchange Act Filing Requirements

Because our Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our Shares may be subject to Section 16(b) of the Exchange Act, which recaptures for our benefit profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Shareholders will bear the responsibility for making all Exchange Act filings to which they may be subject, and are responsible for monitoring their ownership in us. Shareholders who fail to make required Exchange Act filings may face enforcement actions and fines from the SEC.

Data Protection

We, the Adviser, and our respective affiliates or service providers may each receive, store, process and use personal data, including through the use of third-party processors and cloud-based and other service providers. Legal requirements relating to the collection, storage, handling and transfer of personal data continue to develop in different countries. The application, interpretation, and enforcement of these developing legal obligations can be uncertain, and may require the Adviser and us to further modify certain of our respective information practices and could subject them or us to additional compliance costs and regulatory scrutiny. Certain activities of ours, the Adviser or their respective affiliates, may, for example, be subject to the E.U.’s General Data Protection Regulation (which has been retained and transposed into the domestic law of the U.K. by virtue of the European Union (Withdrawal) Act 2018), the California Consumer Privacy Act, the Cayman Islands Data Protection Act, the U.S. Gramm-Leach-Bliley Act and regulations implemented thereunder by the SEC (Regulation S-P) and the Consumer Financial Protection Bureau, Section 5 of the U.S. Federal Trade Commission Act governing unfair or deceptive acts or practices in or affecting commerce, and emerging U.S. state privacy laws in California, Colorado and Virginia (together with other applicable laws, the “Privacy and Data Protection Laws”). While we and the Adviser intend to comply with our respective privacy and data protection obligations under the Privacy and Data Protection Laws (where applicable), a breach of such laws could result in negative publicity and penalties to any party subject to them (including those related to investments), and may subject us to significant costs (whether borne directly or indirectly) associated with such penalties which could include regulatory sanctions, civil liability for claims in damages from data subjects or third parties, significant administrative fines and other penalties. Under some Privacy and Data Protection Laws, it is an offense not to notify the appropriate regulator of a security breach of personal data, or to notify the data subjects affected by the breach. Compliance with Privacy and Data Protection Laws requires implementing effective policies and procedures that reflect the applicable law, and maintaining an ongoing and active monitoring program. Further evolution in the field of data privacy is expected, further increasing monitoring and compliance costs. In addition, other U.S. states have passed comprehensive privacy law, including Virginia, Connecticut and Colorado, some of which are now effective or will become effective in the near future, and there currently are a number of proposals for comprehensive privacy and data protection legislation pending before U.S. federal and state, and non-U.S. legislative and regulatory bodies that could impose new obligations in areas affecting the business of the Adviser and us. Further, the Adviser may not be able to accurately anticipate the ways in which regulators and courts will apply or interpret the Privacy and Data Protection Laws and if such laws are implemented, interpreted or applied in a manner inconsistent with the Adviser’s expectations, that may result in the Adviser’s business practices changing in a manner that adversely impacts us. The resources required for day-to-day operations and for dealing with exceptional circumstances may divert the Adviser’s time and effort from other activities relating to our management and entail substantial expense.

FOIA/Public Disclosure

As a result of FOIA, any governmental public records access law, any state or other jurisdiction’s laws similar in intent or effect to FOIA, or any other similar statutory or regulatory requirement, we, the Adviser, the shareholders or any of our respective service providers or affiliates may be required to disclose information relating to us, or our affiliates, or any entity in which an investment is made, which disclosure could, for example, affect our competitive advantage in finding attractive investment opportunities. In addition, some of our Shares may be held by shareholders that are subject to public disclosure requirements, such as public pension plans and listed investment vehicles. The amount of information about their investments that is required to be disclosed has increased in recent years, and that trend may continue. To the extent that disclosure of confidential information relating to us or our investments results from the distribution of information by shareholders, we may be adversely affected. We have the authority, in order to prevent any such potential disclosure, to withhold information that would otherwise be provided to such public investors. Conversely, recent and potential future regulatory changes applicable to investment advisers or the accounts they advise will or could result in Third Point or us becoming subject to additional disclosure requirements, the specific nature of which is, to some extent, as yet uncertain.

Enhanced Scrutiny and Regulations of the Asset Management, Alternative Asset and Financial Services Industries

In response to the global financial crisis of 2008 as well as other events, there have been unprecedented legislative and regulatory actions taken by numerous governments and their agencies. Changes in laws or regulations governing our operations or the operations of our portfolio companies, or newly enacted laws or regulations, such as the Dodd-Frank Act, Public Law No. 115-97 (also known as the “Tax Cuts and Jobs Act”), the Coronavirus Aid, Relief, and Economic Security Act and the Small Business Credit Availability Act, could require changes to certain of our business, practices or that of our portfolio companies. These changes could negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business, or the business of our portfolio companies.

The Dodd-Frank Act is comprehensive in scope (including the so-called “Volcker Rule,” providing significant changes to the structure of federal financial regulation and new substantive requirements that apply to a broad range of market participants, including investment funds). Significantly, the Dodd-Frank Act also mandates significant changes to the authority of the Federal Reserve, the CFTC, the Financial Stability Oversight Council and the SEC, as well as enhanced oversight and regulation of investment advisors, banks and non-bank financial institutions. This enhanced oversight and regulation, and the need for significant additional rulemaking by various governmental bodies, is creating uncertainty in the financial markets and, in particular, the asset management industry. Among other things, such uncertainty may result in enhanced compliance risks. While it will likely be quite some time until the full extent of the Dodd-Frank Act reforms are implemented and the direct and indirect impact of this legislation is fully understood, industry observers generally agree that most advisers to investment funds and other pools of capital have been affected. Although we cannot predict the impact, if any, of these changes to our business or the business of our portfolio companies, they could adversely affect our business, financial condition, operating results and cash flows. Until it is known what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Many of the regulators to which we, the Adviser or our respective affiliates are expected to be subject globally, including governmental agencies and self-regulatory organizations, are empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel or other sanctions, including censure, the issuance of cease-and-desist orders or the suspension or expulsion of applicable licenses or members. Even if an investigation or proceeding did not result in a sanction or the sanctions imposed against us, the Adviser or our respective affiliates were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could impact our, the Adviser or our respective affiliates’ reputations which may adversely affect our investment performance by hindering our ability to obtain favorable financing or consummate a potentially profitable investment. As the U.S. and the global economy continue to struggle to improve, there is a material risk that the U.S. or regulatory agencies in the U.S. and beyond will continue to adopt new laws or regulations (including tax laws or regulations) that may impose significant burdens from a compliance perspective or that may significantly limit our or the Adviser’s operations, or change existing laws or regulations, or enhance the interpretation or enforcement of existing laws and regulations. Any such events or changes could occur during our term and may adversely affect our performance and our ability to operate or pursue our investment strategies. Such risks are often difficult or impossible to predict, avoid or mitigate in advance.

Additional legislative and regulatory action is likely, as growth of the asset management industry, and the increasing size and reach of transactions, as well as the increased attention to investment vehicles, have prompted governmental and public attention to the asset management industry and its practices. Changes to various laws and regulations (including tax laws) could occur and may adversely affect us and our ability to operate or pursue our trading strategies. Such risks are often difficult or impossible to predict, avoid or mitigate in advance. The effect on us of any such regulatory or legal changes could be substantial and adverse.

Furthermore, the private funds industry has been subject to criticism by some politicians, regulators, including the SEC, and market commentators as a result of alternative asset managers becoming more influential participants in the U.S., global financial markets and economy, generally. As of the date of this Annual Report, various U.S. federal, state and local agencies have been examining the role of placement agents, finders and other similar investment fund service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, tax law, and regulatory environment for BDCs could have a material adverse impact on us and our investments. The legal, tax and regulatory environment for BDCs and other vehicles that invest in alternative investments is evolving, and changes in the regulation and market perception of such vehicles, including changes to existing laws and regulations and increased criticism of the BDC, private credit, private equity and other sectors within the alternative asset industry by some politicians, regulators and market commentators, may adversely affect our ability to pursue our investment strategy, our ability to obtain leverage and financing and the value of investments held by us.

In addition, partially as a result of certain high profile defaults and bankruptcies, there has also been increased negative publicity with respect to the private credit industry. Although neither we nor our Adviser have been involved in those particular defaults and bankruptcies, the negative publicity, press speculation about us and concerns surrounding the private credit industry generally, whether or not valid, could in the future harm our or our Adviser’s reputation, heighten scrutiny on our and our Adviser’s business, encourage litigation and regulatory inquiries and adversely affect our borrower or investor relationships and fundraising efforts, including by prompting increased repurchase requests from certain shareholders.

Moreover, as a result of highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and there has been an increase in governmental, as well as self-regulatory, scrutiny of the alternative investment industry in particular due to market disruptions and the dramatic increase in the capital allocated to alternative investment strategies. There has been an active debate both nationally and internationally over the appropriate extent of regulation and oversight of private and alternative asset investment funds and their managers, and certain legislation proposing greater regulation of the industry is periodically considered by the governing bodies of both U.S. and non-U.S. jurisdictions.

It is impossible to predict what, if any, changes in regulations applicable to us, the Adviser, the markets in which we invest or the counterparties with which we or they do business may be instituted in the future, but any changes in the regulatory framework applicable to us or our portfolio companies may impose additional expenses, require the attention of senior management or result in limitations in the manner in which our business is conducted. Additionally, any regulations that restrict our ability to trade in securities or engage in portfolio investments or our ability to employ, or brokers’ and other counterparties’ ability to extend, credit in our or their respective businesses (as well as other regulatory changes that may result) could have a negative effect on our performance and, consequently, on our portfolio. The effect of any future regulatory change on us or the portfolio companies in which we invest could be substantial and adverse.

The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. president. The uncertainty of future legislation could adversely impact us and our ability to achieve our investment objective. Any significant changes in governmental policies, laws, rules, regulations, regulatory interpretations, enforcement activity levels or administrative agency procedures could have a material adverse impact on us and our investments, and thereby returns to shareholders. Administration changes may lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. Leadership and policy changes could also affect various industries in which we and our portfolio companies operate. Such changes or reforms may impose additional costs and burdens on the companies in which we have invested or choose to invest in the future. There can be no assurance that we, the Adviser or our respective affiliates will be able, for financial reasons or otherwise, to comply with future laws and regulations, and any regulations that restrict our ability to implement our investment strategy could have a material adverse impact on our portfolio.

SEC actions and initiatives can have an adverse effect on our financial results, including as a result of the imposition of any sanctions, limitations on our activities or our personnel, or required changes to our historic practices. The SEC and other various U.S. federal, state and local agencies may conduct examinations and inquiries into, and bring enforcement and other proceedings against, us, the Adviser or our respective affiliates. We, the Adviser or our respective affiliates may receive requests for information or subpoenas from the SEC and other state, federal and non-U.S. regulators from time to time in connection with such inquiries and proceedings and otherwise in the ordinary course of business. These requests may relate to a broad range of matters, including our specific practices or those of the Adviser, the securities in which the Adviser invests on our behalf, or industry-wide practices. Certain costs of any such increased reporting, registration and compliance requirements are expected to be borne by us and may furthermore place us at a competitive disadvantage to the extent that we or the Adviser are required to disclose sensitive business information.

Shareholders should understand that the Adviser’s business is dynamic and is expected to change over time. The Adviser may maintain multiple business lines in multiple jurisdictions that are governed by a multitude of legal systems and regulatory regimes, some of which are new and evolving. Therefore, we may be subject to new or additional regulatory constraints in the future. This Annual Report cannot address or anticipate every possible current or future regulation that may affect the Adviser, us or our respective businesses. Such regulations may have a significant impact on the shareholders or our operations, including, without limitation, restricting the types of investments that we may make, preventing us from exercising our voting rights with regard to certain securities, requiring us to disclose the identity of our shareholders, our positions or otherwise. The Adviser may, in its discretion, cause us to be subject to such regulations if it believes that an investment or business activity is in our interests, even if such regulations may have a detrimental effect on one or more shareholder(s). Prospective shareholders are encouraged to consult their own advisors regarding investing in us.

Pay-to-Play Laws, Regulations and Policies

A number of states and municipal pension plans have adopted so-called “pay-to-play” laws, regulations or policies which prohibit, restrict or require disclosure of payments to (or certain contacts with) state officials by individuals and entities seeking to do business with state entities, including investments by public retirement funds. The SEC also has adopted rules that, among other things, prohibit an investment adviser from providing advisory services for compensation to a government client for a period of up to two years after the adviser or certain of its executives or employees make a contribution to certain elected officials or candidates. If the Adviser, its employees or affiliates or any service providers acting on their behalf, including, without limitation, a placement agent, fails to comply with such pay-to-play laws, regulations or policies such non-compliance could have an adverse effect on the Adviser and us.

Disclosure of Information Regarding Shareholders

We, the Adviser, or our respective service providers or agents may from time to time be required or may, in their sole discretion, determine that it is advisable to disclose certain information about us and the shareholders, including, but not limited to, investments we hold and the names and level of beneficial ownership of shareholders to (i) regulatory authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which we directly or indirectly invest, or (ii) any counterparty of, or service provider to, the Adviser or us. By virtue of entering into a Subscription Agreement and becoming a shareholder, each shareholder consents to any such disclosure relating to such shareholder. We and the Adviser will use commercially reasonable efforts to maintain the confidentiality of all Fund and shareholder information.

Risks Associated with Reliance on Third Point

The success of our investing may, to a large degree, be dependent upon Third Point’s personnel, who may influence the Adviser’s investment decisions with respect to our investments. Competition in the financial services industry for experienced and capable employees, such as Third Point’s personnel, is intense. The loss of the services of any of such personnel could adversely affect our portfolio.

Compliance Failures

Third Point and certain of its affiliates are regulated entities, and any compliance failures or other inappropriate behavior by them may have a material adverse effect on us. The provision of investment management services is regulated in most relevant jurisdictions, and the Adviser and its affiliates must maintain their regulatory authorizations to continue to be involved both in the management of our investments and to continue Third Point’s businesses generally. Third Point’s ability to source and execute investment transactions for us, and investor sentiment with respect to us, may be adversely affected by negative publicity arising from any regulatory compliance failures or other inappropriate behavior by any Third Point affiliate or Third Point investment professionals.

Conflicts of Interest

The Adviser has certain conflicts of interest in their management of us. These conflicts arise primarily from the involvement of the Adviser and its affiliates in other activities that may conflict with ours and will also arise whenever the Adviser or any of its affiliates is engaged to perform for compensation any services for us.

The Adviser and our custodian may from time-to-time act as directors, investment advisors, administrators or custodians in relation to or otherwise be involved with other companies established by parties other than us which have similar objectives. In such an event, should a conflict of interest arise, efforts will be made to ensure that it is resolved fairly.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity

We maintain processes for assessing, identifying, and managing material cybersecurity risks. Because our operations rely on the information systems and infrastructure of the Adviser and other third-party service providers, the Adviser has established a cybersecurity program that is designed to protect us and applies directly to its operations.

Cybersecurity Program Overview

The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to us. The program is structured around the Center for Internet Security (CIS) Critical Security Controls, a globally recognized framework of prioritized best practices designed to address the most prevalent and impactful cyber threats. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks applicable to us. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by us. As part of this process, the Adviser conducts a formal annual risk assessment to evaluate the effectiveness of its cybersecurity controls and identify areas for improvement. The Adviser’s cybersecurity program is integrated into its overall risk management processes, with status and material risks reported on a periodic basis to senior management and the Board.

The Adviser engages external experts, including cybersecurity assessors, consultants, auditors, and independent third-party penetration testing firms, to evaluate its cybersecurity measures and risk management processes, including those applicable to us. The Adviser also retains a managed detection and response provider to deliver continuous monitoring of its systems and networks, enabling rapid detection of and response to potential threats.

We depend on and engage various third parties, including suppliers, vendors, and service providers, to operate our business. The Adviser has implemented a third-party cybersecurity risk management process to identify and oversee risks associated with the use of such entities. This process includes security due diligence conducted in partnership with an independent vendor risk management provider prior to onboarding new service providers, periodic reassessment of vendors with access to sensitive data or critical systems, and contractual requirements for vendors to maintain appropriate cybersecurity practices and to report security incidents promptly. We rely on the expertise of information technology risk management, legal, and compliance personnel of the Adviser when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

The Adviser maintains cyber insurance coverage as a component of its overall risk management program.

Board Oversight of Cybersecurity Risks

The Board provides strategic oversight on cybersecurity matters. The Board receives periodic updates from our Chief Compliance Officer regarding the overall state of the Adviser’s cybersecurity program, and risks from cybersecurity threats and cybersecurity incidents impacting the Fund.

Management’s Role in Cybersecurity Risk Management

Our management, including our Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. The Chief Compliance Officer oversees our risk management function generally and relies on the Chief Technology Officer of the Adviser to assist with assessing and managing material risks from cybersecurity threats. The Chief Technology Officer of the Adviser brings over 20 years of experience in asset management technology and information security, including senior roles at large multi-strategy and multi-manager platforms, and is supported by an experienced team who assist with the cyber programs applicable to us. The Chief Compliance Officer has been responsible for this oversight function as our Chief Compliance Officer for over one year and has worked in the financial services industry for 20 years, during which the Chief Compliance Officer has gained expertise in assessing and managing risk applicable to us.

The Chief Technology Officer and supporting IT personnel are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through defined incident response procedures, regular tabletop exercises, periodic penetration testing, and continuous system monitoring. Material cybersecurity risks and incidents are escalated to the Chief Compliance Officer and reported to the Board as appropriate.

Assessment of Cybersecurity Risk

The potential impact of risks from cybersecurity threats on us are assessed on an ongoing basis, and how such risks could materially affect our business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, we have not identified any risks from cybersecurity threats that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, operational results, and financial condition.

Item 2. Properties

We do not own any real estate or other properties materially important to our operations or those of any of our subsidiaries. Our headquarters are currently located at 55 Hudson Yards, 51st Floor, New York, NY 10001. We believe that our current office facilities are suitable and adequate to meet our needs as they are contemplated to be conducted.

Item 3. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans or other contracts relating to our investments. Neither we, nor the Adviser or the Administrator, is currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Shares will be offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2), Regulation D and Regulation S. Each purchaser of Shares in the Initial Private Offering will be required to complete and deliver to us a Subscription Agreement in which such purchaser must represent that it is: (i) either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act or, in the case of Shares sold outside the United States, is not a “U.S. person” in accordance with Regulation S of the Securities Act; and (ii) acquiring the Shares purchased by it for investment and not with a view to resale or distribution. We do not intend to engage in general solicitation or advertising with regard to the private placement and do not intend to offer securities to the public in connection with such issuance and sale. There is no public market for our Shares currently, nor do we expect one to develop.

Because our Shares will be acquired by investors in one or more transactions “not involving a public offering,” they will be “restricted securities” and may be required to be held indefinitely. Our Shares may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) permitted under the applicable Subscription Agreement, which may require our consent, and (2) the Shares are registered under the Securities Act and any other applicable securities laws or specifically exempted from registration (in which case the shareholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). To the extent we approve any transfers, investors will remain subject to the restrictions on the resale and transfer associated with securities sold pursuant to Regulation D, Regulation S and other exemptions from registration under the Securities Act, as applicable. Accordingly, an investor must be willing to bear the economic risk of investment in the Shares until we are liquidated, if ever, or until our Shares become registered under the Securities Act, if ever. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of the Shares may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the Shares and to execute such other instruments or certifications as we may reasonably require.

Each investor in the Initial Private Offering will purchase Shares pursuant to a Subscription Agreement, in connection with which such investor will substantiate its investor status. Consistent with applicable law (including the 1940 Act), we or our Adviser (on behalf of us and itself) have entered, or may enter, into agreements, known as “side letters,” with our shareholders, and may conduct additional offerings in connection with which we may enter into Subscription Agreements with investors that may have terms different from those entered into by the shareholders in the Initial Private Offering. See “Item 1. Business—The Private Offering.”

Any transfers of our Shares in violation of the foregoing provisions will be void, and any intended recipient of our Shares will acquire no rights in such shares and will not be treated as our shareholder for any purpose.

Shareholders

Our shareholders are entitled to one vote for each Share held on all matters submitted to a vote of shareholders, and to receive distributions declared by the Board. The rights of shareholders are subject to our Declaration of Trust and our bylaws. Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for disclosure regarding the holders of our Shares.

Distributions

We intend to pay quarterly distributions to our shareholders out of assets legally available for distribution. Our quarterly distributions, if any, will be determined by the Board. Under our DRIP, a shareholder’s cash distributions will automatically be reinvested in additional whole and fractional Shares, unless the shareholder “opts out” of the DRIP, thereby electing to receive cash distributions. We intend to elect to be treated, and intend to qualify annually, to be subject to tax as a RIC under Subchapter M of the Code. To obtain and maintain our ability to be subject to tax as a RIC, we must, among other things, timely distribute to our shareholders at least 90% of our investment company taxable income for each taxable year. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition—Results of Operations” for a discussion of the distribution declared and paid during the fiscal year ended December 31, 2025.

Recent Sales of Unregistered Securities

We have not yet commenced commercial activities and will not do so until the Commencement Date. On August 6, 2024, the Adviser purchased $1500 of our Shares at a price of $15 per Share as our initial capital (the “Initial Shares”). These Initial Shares were issued and sold in reliance upon Section 4(a)(2) of the Securities Act, which provides an exemption from the registration requirements of the Securities Act. On February 27, 2025, also in reliance on Section 4(a)(2), we issued an additional 1,000 Shares to the Adviser at a purchase price of $25 per Share (the “Additional Shares”). The purchase of the Additional Shares was funded through the redemption of the Initial Shares from the Adviser and the payment of an additional $23,500 in proceeds to us on behalf of the Adviser. These Shares were issued and sold in reliance upon Section 4(a)(2) of the Securities Act, which provides an exemption from the registration requirements of the Securities Act. On December 12, 2025, we effected a rescission and immediate reissuance to the Adviser of the Initial Shares, which did not result in any change in our economic ownership. We will not raise additional capital prior to the Commencement Date.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended December 31, 2025. On December 12, 2025, we effected a rescission and immediate reissuance to the Adviser of the Initial Shares; however, this transaction was administrative in nature and did not constitute a repurchase of equity securities or result in any change in our economic ownership.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the Selected Financial and Other Data and our Financial Statements and notes thereto appearing elsewhere in this Annual Report.

Overview

We were formed as a Delaware statutory trust under the laws of the State of Delaware on May 23, 2024. We intend to elect to be treated as a BDC under the 1940 Act, and intend to elect to be treated as a RIC for federal income tax purposes beginning with our tax year ending December 31, 2026, and intend to qualify annually thereafter. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of December 31, 2025, we had not made any portfolio investments nor accepted any third-party capital commitments. The Adviser had made an equity investment in us totaling $25,000, which was fully funded as of such date. See “Capital Commitments” under “Financial Condition, Liquidity and Capital Resources”. Management anticipates calling additional capital for investment purposes through drawdowns on capital commitments made by investors pursuant to private offerings. In addition, subject to the applicable subscription agreement, we expect to accept investors whose entire capital commitment is funded at the time of their admission.

Investment Objective and Strategy

Our investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. We seek to achieve our investment objective by investing primarily in senior secured loans to U.S.-domiciled, middle market private companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates, including the relationships of the members of the TP Private Credit Team. We will also seek to achieve our investment objective by collaborating with the Adviser and its affiliates to access broader credit capabilities and industry sector experience with a view towards sourcing and selecting a wider set of investment opportunities. We will generally consider middle market companies to consist of companies with between $10 million and $100 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”). While we intend to target loans to middle market companies, we may invest in private credit opportunities and related investments of larger or smaller companies, as well as other structured financing solutions. Our portfolio will consist primarily of directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, and unsecured debt, some of which we expect will be publicly traded, as well as equity investments and other opportunistic asset purchases, including, without limitation, common stock, preferred stock, warrants and options. We expect that, under normal circumstances, such other opportunistic asset purchases will generally not exceed 25% of our portfolio, and that no more than 10% of our total assets will be invested in exchange-listed and publicly-traded instruments under such circumstances. We may decide to make such opportunistic investments when the TP Private Credit Team believes such investments will enable us to achieve an attractive risk-adjusted return relative to other current investment opportunities. Certain of the loans or debt investment opportunities in which we invest may be accompanied by “equity-kickers,” such as warrants, through which we may acquire equity securities, or the right to acquire equity securities, in a given portfolio company. A portion of our capital may also be invested from time to time on the basis of short-term market considerations, including in more liquid assets that may have a lower yield than the directly originated debt investments we primarily intend to target. We expect most of our debt investments will either not be rated or, if rated, will carry a rating below investment grade by a nationally recognized statistical rating organization (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) or lower than “BBB-” by Standard & Poor’s Ratings Services (“S&P”), which classification is often referred to as “junk”), and we may at times invest in loans that are or that become non-performing, distressed or defaulted, or that are or may become involved in work-outs, liquidations, reorganizations, bankruptcies or similar transactions. While we expect the weighted average maturity of our portfolio investments will be approximately three to five years once we are fully invested, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments.

We expect to focus primarily on newly-originated senior secured term loans in middle market companies that we obtain through privately negotiated transactions. Such companies may be, but are not required to be, non-sponsor businesses, which are businesses or companies that are not backed by a private equity firm or other professional equity investor. Notwithstanding that we expect to focus primarily on newly-originated senior secured term loans, we may additionally invest without limit in other types of loans or debt instruments, including bank loans and syndicated loans, unsecured loans, and subordinated loans. To the extent that we invest in syndicated loans, we expect that they will generally be underwritten by a commercial or investment bank, finance company or other investment fund, which underwriter may, but is not required to, come from TP Private Credit Team’s network of relationships. We may, but are not required to, acquire or originate loans or other debt instruments (or pools thereof) with the intention of syndicating to unaffiliated third parties a portion, or potentially all, of such loans or debt instruments. Our Adviser will seek to generate investment opportunities for us through direct origination channels as well as through syndicate and club deals (i.e., investments made by a small group of investment firms). Our Adviser’s investment approach will involve a multi-step selection process for each potential investment opportunity, with particular emphasis on the early detection of deteriorating credit conditions at portfolio companies which may result in adverse portfolio developments, in order to maximize current income and minimize the risk of capital loss while preserving the potential for long-term capital appreciation. With respect to the servicing of such loans, to the extent that we are one of several lenders that are party to a given credit agreement with a particular borrower, we expect that we or others may serve as the servicer to loans made under such credit agreement. In circumstances where we are appointed as a loan servicer, we may appoint a third party as a sub-servicer to assist us with or to perform any such servicing functions on our behalf.

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other propriety funds, investment vehicles or accounts to which Third Point provides discretionary investment advisory services (collectively, the “Third Point Funds”). From time to time, we may co-invest with other Third Point Funds, subject to limitations imposed on transactions with affiliates under the 1940 Act and any exemptive relief granted by the SEC. See “Business—Investment Objective and Strategy.”

Key Components of Operations

Investments

Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle-market companies, the level of merger and acquisition activity for such companies, the level of investment and capital expenditures of such companies, the general economic environment, the amount of capital we have available to us and the competitive environment for the type of investments we make.

As a BDC, we generally must invest at least 70% of our assets in “qualifying assets,” which typically will include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all U.S. private operating companies and small U.S. public operating companies with a market capitalization of less than $250 million.

Revenues

We expect to generate revenues primarily through receipt of interest income from our investments. In addition, we generate income from capital gains on the sales of loans, debt and equity related securities, and various loan origination and other fees, as well as dividends on direct equity investments.

Expenses

We have entered into the Administration Agreement pursuant to which the Administrator will provide the administrative services necessary for us to operate. We are utilizing the Administrator’s office facilities, equipment and recordkeeping services. The Administrator has engaged with State Street Bank and Trust Company, which is not an affiliate of the Fund or the Adviser, to provide us with certain fund accounting and administrative services. Any sub-administrator is compensated separately for performing sub-administrative services under the terms of a sub-administration agreement. We will pay no fee in connection with the services provided under the Administration Agreement. We will reimburse the Administrator for any costs and expenses it may incur on our behalf in connection with providing facilities and administrative services to us, including our allocable portion of any organizational or offering-related costs and expenses incurred on our behalf, the compensation of any administrative personnel who provide services to us, plus overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement. In addition, we will reimburse the Administrator for the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of certain of our officers, including our Chief Financial Officer, Chief Compliance Officer and any administrative support staff. Our allocable portion of overhead will be determined by the Administrator, which uses various methodologies, including, without limitation, allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, or other applicable financial metrics, such as our assets under management or net asset value relative to those of other clients of the Administrator or Third Point, and will be subject to oversight by the Board.

Our primary operating expenses include the payment of fees to the Adviser under the Investment Advisory Agreement, our allocable portion of organizational, offering-related and overhead expenses under the Administration Agreement, and all other costs and expenses relating to our operations and transactions, including, but not limited to: operational and organizational costs; calculating individual asset values and our net asset value, including the cost and expenses of any third-party valuation services; fees and expenses payable to third parties relating to evaluating, negotiating, making and disposing of investments, including the Adviser’s or its affiliates’ travel expenses, research costs and out-of-pocket fees and expenses associated with performing due diligence and reviews and risk analyses of prospective investments, monitoring investments and, if necessary, enforcing our rights; the fees and expenses relating to the development, licensing, implementation, installation, servicing and maintenance of, and consulting with respect to, computer software, technology and information technology systems used in connection with the management of our investments including, without limitation, costs and expenses of technology service providers and related software, hardware and subscription-based services utilized in connection with our investment and operational activities, including but not limited to, the origination and monitoring of investments; expenses related to the maintenance of registered offices and corporate licensing; direct fees and expenses associated with independent audits, agency, consulting and legal costs and other professional fees and expenses of other experts (including, without limitation, consulting fees for, and other amounts payable to, senior or special advisers, certain other advisers, operating partners and other similar professionals incurred by a client for the benefit of such client or such client’s investments or portfolio companies); bank service fees; withholding and transfer fees; loan administration costs; costs incurred in connection with trademarks or other intellectual property; debt service and other costs of borrowings or other financing arrangements, including interest payable on debt and other borrowing costs, if any, incurred to finance our investments; costs of effecting sales and repurchases of our Shares and other securities; certain costs and expenses relating to distributions we pay; transfer agent and custody fees and expenses, including, without limitation, the costs, fees and expenses associated with the opening, maintaining and closing of bank accounts, custodial accounts and accounts with brokers on our behalf (including the customary fees and charges applicable to transactions in such broker accounts); the allocated costs incurred by the Adviser, in such capacity and in its capacity as the Administrator in providing managerial assistance to those portfolio companies that request it, including, without limitation, any compensation paid to individuals considered for nomination, nominated and/or appointed, and the Adviser’s request, to the board or credit committee of a portfolio company, and any costs incurred in connection with recruiting directors or members to serve on the board or credit committee of a portfolio company, public relations experts, “white papers,” lobbying organizations to the extent reasonably determined by the Adviser to be employed in connection with our prospective investments, and public presentations; other expenses incurred by the Administrator, the Adviser or by us in connection with administering our business, including payments made to third party providers of goods or services; brokerage fees and commissions and similar expenses necessary for us to receive, buy, sell, exchange, trade and otherwise deal in and with securities or other assets (including, where applicable, expenses relating to spreads, short dividends, negative rebates, financing charges, and currency and other hedging costs); any stock exchange listing fees and fees payable to rating agencies; sourcing or finder’s fees; costs and expenses of distributing and placing interests in the Shares; federal, state and foreign registration fees (which can arise, for example, if a local jurisdiction requires a license or other registration to do business); U.S. federal, state and local taxes; fees and expenses of the Independent Trustees; costs associated with our reporting, legal, regulatory and compliance obligations, including, without limitation, under the 1940 Act and Sarbanes-Oxley Act of 2002, as amended, and applicable U.S. federal, state, local, or other laws and regulations, and costs of filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including the compensation and expenses of professionals responsible for the preparation or review of the foregoing; the costs of any reports, proxy statements or other notices or communications to shareholders, including, without limitation, printing costs, costs of technology licensing and maintenance of the website for the benefit of shareholders and any shareholder portal (including any database or other forum hosted on a website designated by us) or due diligence platform; costs and expenses in connection with monitoring (including with respect to environmental, social and governance, cybersecurity, anti-corruption and similar functions), complying with and performing any provisions in agreement with investors; anti-money laundering and sanctions monitoring expenses; costs of holding shareholder meetings and meetings of the Board, including, without limitation, legal, travel, lodging and meal expenses and compensation of investor relations personnel responsible for the preparation of the foregoing and related matters; board fees of the Board; the costs of obtaining and maintaining our fidelity bond and any other required fidelity bonding; trustees and officers’ errors and omissions and other liability insurance, and any other insurance expenses; costs associated with obtaining an order for SEC co-investment exemptive relief; litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom, and any judgments, fines, remediations or settlements paid in connection therewith; fees, costs and expenses related to any governmental inquiry, investigation or proceeding directly or indirectly involving or otherwise applicable to us, the Adviser or any of our respective affiliates in connection with our activities or any investment; direct and indirect costs and expenses of administration and operation, including printing, mailing, reporting, publishing, long distance telephone, staff, accounting, audit, compliance, tax and legal costs; accounting, audit and tax advice and preparation expenses (including preparation costs of financial statements, tax returns and reports to investors); fees and expenses associated with marketing efforts (including, but not limited to, reasonable out-of-pocket expenses incurred by the Adviser and its affiliates in attending meetings with shareholders or prospective shareholders); dues, fees and charges of any trade association of which we are a member; the costs of any private or public offerings of the Shares and other securities, including registration and listing fees, if any, and any other filing and registration fees; other expenses related to the purchase, monitoring, syndication of co-investments, sale, settlement, custody or transmittal of our assets (directly or through financing alternative investment subsidiaries or trading subsidiaries which we may from time to time establish); wind-up and liquidation expenses; and all other expenses incurred by us or the Administrator in connection with administering our business (including payments made to third-party providers of goods or services) and not required to be borne by the Adviser or another service provider pursuant to an agreement with us.

Investment-related expenses with respect to investments in which we invest together with one or more parallel funds (or co-investment vehicles) will generally be allocated among all such entities on the basis of capital invested by each such entity into the relevant investment. However, if the Adviser reasonably believes that such allocation method would produce an inequitable result to any such entity, the Adviser may allocate such expenses among such entities in any other manner that the Adviser believes in good faith to be fair and equitable. We will also benefit from certain “mixed-use” services, products and resources that are utilized by Third Point to provide investment advisory and administrative services to other clients or for proprietary purposes, including but not limited to research and information services, information technology services and software platforms, and third-party service providers. To the extent that the cost of such services may be borne in part by us as an operating expense, the Administrator may use various methodologies to determine our allocable portion of the total cost of such service, product or resource, including but not limited to allocating between us and other clients pro rata based on the number of clients receiving such services, proportionately in accordance with asset size, or on such other basis that the Administrator determines to be fair and equitable under the circumstances.

Leverage

The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred shares, if any, must be at least 200%; however, BDCs may increase the maximum amount of leverage they may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. We took steps prior to filing our election to be regulated as a BDC that permit us to utilize leverage so long as we have an asset coverage ratio of at least 150%, which equates to approximately a 2:1 debt to equity ratio, after we incur any additional indebtedness. See “Business”. As of December 31, 2025, we had not entered into any credit arrangements or incurred any borrowings.

Portfolio and Investment Activity

As of December 31, 2025, we did not hold any investments. However, prior to our election to be regulated as a BDC under the 1940 Act, we expect to enter into purchase agreements with an unaffiliated third-party financing provider pursuant to which such provider purchased, at our request, certain warehouse investments that we expected to acquire upon satisfaction of specified conditions, including receipt of sufficient subscriptions and approval by our Board (the “Warehouse Conditions”). The warehouse investments consist primarily of loans to middle-market companies consistent with our investment strategy. As of December 31, 2025, we did not own any of the warehouse investments, but expected to acquire them upon satisfaction of the Warehouse Conditions. See “Item 1. Business—Warehouse Facility.”

Below is a list of each Warehouse Investment as of December 31, 2025, which is unaudited. We do not currently own any of the Warehouse Investments and, as discussed above, intend to purchase them upon satisfaction of the Warehousing Conditions.

Company Name	Industry	Security Type	Facility Type	Reference Rate + Spread	Interest Rate[1]	Maturity	Commitments/ Par Amount/ Units	Cost[2]	Fair Value[3]	Percentage of Total Cost of Warehousing Transactions
CP Turf Parent, LLC	Building Products	First Lien	Delayed Draw Term Loan	SOFR+5.00%	N/A	10/25/2029	$1,454,111	$(7,224)	$(7,271)	-0.01%
CP Turf Parent, LLC	Building Products	First Lien	Incremental Term Loan	SOFR+5.00%	8.67%	10/25/2029	6,648,452	6,582,567	6,581,967	10.92%
CP Turf Parent, LLC	Building Products	First Lien	Revolving Loan	SOFR+5.00%	N/A	10/25/2029	918,750	(9,129)	(9,188)	-0.02%
CP Turf Parent, LLC	Building Products	First Lien	Incremental Term Loan	SOFR+5.00%	8.67%	10/25/2029	1,325,410	1,312,275	1,312,156	2.18%
Fabletics, Inc.	Textiles, Apparel & Luxury Goods	First Lien	Term Loan	SOFR+7.50%	11.34%	10/31/2030	12,500,000	12,379,244	12,375,000	20.54%
Fabletics, Inc.	Textiles, Apparel & Luxury Goods	First Lien	Interest Only DDTL	SOFR+7.50%	N/A	10/31/2030	500,000	-	(5,000)	0.00%
Genova Diagnostics, Inc.	Health Care Services	First Lien	Delayed Draw Term Loan	SOFR+6.75%	N/A	12/23/2030	1,806,452	(24,716)	(24,839)	-0.04%
Genova Diagnostics, Inc.	Health Care Services	First Lien	Term Loan	SOFR+6.75%	8.97%	12/23/2030	16,903,226	16,440,678	16,438,387	27.2%%
Genova Diagnostics, Inc.	Health Care Services	First Lien	Revolving Loan	SOFR+6.75%	N/A	12/23/2030	1,290,323	(35,309)	(35,484)	-0.06%
LHS Borrower, LLC	Building Products	First Lien	Term Loan	SOFR+5.25%	8.97%	9/4/2031	10,087,031	9,944,513	9,960,943	16.50%
LHS Borrower, LLC	Building Products	First Lien	Revolving Loan	PRIME+4.25%	11.00%	9/4/2031	750,000	79,361	80,625	0.13%
Valor Buyco LLC	Transportation Infrastructure	First Lien	Delayed Draw Term Loan	SOFR+4.75%	N/A	12/23/2031	5,555,556	(27,664)	(27,778)	-0.05%
Valor Buyco LLC	Transportation Infrastructure	First Lien	Term Loan	SOFR+4.75%	8.44%	12/23/2031	7,777,778	7,700,320	7,700,000	12.78%
Valor Buyco LLC	Transportation Infrastructure	First Lien	Revolving Loan	SOFR+4.75%	N/A	12/23/2031	2,666,667	(26,557)	(26,667)	-0.04%
VP Security Buyer, Inc.	Commercial Services & Suppliers	First Lien	Delayed Draw Term Loan	SOFR+4.75%	8.63%	10/10/2031	3,750,000	1,204,901	1,203,125	2.00%
VP Security Buyer, Inc.	Commercial Services & Suppliers	First Lien	Revolving Loan	SOFR+4.75%	N/A	10/10/2031	1,666,667	(20,044)	(20,833)	-0.03%
VP Security Buyer, Inc.	Commercial Services & Suppliers	First Lien	Term Loan	SOFR+4.75%	8.68%	10/10/2031	4,833,333	4,775,205	4,772,917	7.92%
								$60,268,421	$60,268,060	100.00%

1 Represents interest rates in effect as of December 31, 2025. Positions, or portions thereof, that represent unfunded commitments do not earn interest, although such positions may be subject to unused commitment fees.

2 Negative cost may result from unamortized fees or amounts received at settlement in excess of capital invested.

3 Negative fair value may result from the commitment being valued below par.

Expense Support and Conditional Reimbursement Agreement

Pursuant to the terms of the Expense Support Agreement between us and the Adviser, the Adviser pays on a quarterly basis certain of our expenses on our behalf such that our Other Operating Expenses do not exceed 0.375% (1.50% on an annualized basis) of our applicable quarter-end net asset value. “Other Operating Expenses” means our organizational and offering expenses, professional fees, trustee fees, administration fees, and other general administrative expenses (including our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Management Fees and Incentive Fees we owe to the Adviser, financing fees and costs, brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Shares, debt service and other costs of borrowings or other financing arrangements related to our use of leverage (including interest payable on debt and other borrowing costs incurred to finance our investments), any other interest expenses owed by us, and any litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom and any judgments, fines, remediations or settlements paid in connection therewith, all as determined in accordance with U.S. GAAP. The Adviser may also elect to pay a Voluntary Expense Payment, provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or distribution and/or servicing fee.

If the Adviser elects to pay certain of our expenses, the Adviser is entitled to reimbursement of such expenses from us if our Available Operating Funds exceed the cumulative distributions accrued to shareholders, subject to the terms of the Expense Support Agreement.  For purposes of the Expense Support Agreement, “Available Operating Funds” means the sum of (i) net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

Under the Expense Support Agreement, following any calendar quarter in which we experience Excess Operating Funds (i.e., our Available Operating Funds exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter), we will pay such Excess Operating Funds, or a portion thereof in accordance with the terms of the Expense Support Agreement, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three (3) years prior to the last business day of such calendar quarter that we have not previously reimbursed to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

Either we or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any of our expense payments paid by the Adviser that we have not been reimbursed to the Adviser remains our obligation following any such termination, subject to the terms of the Expense Support Agreement.

For information regarding the Amended and Restated Expense Support and Conditional Reimbursement Agreement entered into after December 31, 2025, including the modification of the expense limitation thereunder, see “—Recent Developments.” below.

Results of Operations

As we had not yet commenced investment activities or accepted third-party capital as of December 31, 2025, our total revenue for the fiscal year ended December 31, 2025 was approximately $564, all of which was attributable to bank interest earned on our Adviser’s initial seed capital investment of $25,000.

During the fiscal year ended December 31, 2025, our Board declared a distribution equal to the amount of bank interest earned during the fiscal year, which was paid on December 31, 2025 to our Adviser, as our sole equity holder.

Our total expenses for the fiscal year ended December 31, 2025 were approximately $1,305,961, comprised of organizational expenses of $992,627 and trustees’ fees of $313,334. Our Adviser has agreed to pay such expenses on our behalf, subject to potential reimbursement in accordance with the terms of our Expense Support Agreement.

Financial Condition, Liquidity and Capital Resources

As we had not yet commenced commercial activities, we did not engage in any transactions through December 31, 2025. We intend to generate further cash from (i) future offerings of our Shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders. We seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot commit to do so.

Our primary use of cash is for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our Shares.

From inception (May 23, 2024) through December 31, 2025, we capitalized $2,192,526 of offering costs as deferred offering costs on the Statement of Assets and Liabilities in accordance with ASC Topic 946. These costs will be charged against shareholders’ equity upon completion of a successful offering, or expensed if the offering is abandoned. All offering costs were funded by the Adviser pursuant to the Expense Support Agreement, subject to potential reimbursement by us in future periods.

Equity

For the period ended December 31, 2025, the Adviser committed $25,000 of capital to us. In exchange for this contribution, the Adviser received 1000 shares of our Class I Shares.

Sales of Shares will be made pursuant to subscription agreements entered into by us and our investors. Under the terms of the subscription agreements, investors will be required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten (10) business days’ prior notice to the funding date, although we may provide at least five (5) business days’ prior notice if we determine that exigent circumstances necessitate a shorter notice period.

Notwithstanding the foregoing, and subject to the applicable Subscription Agreement, we may, in our sole discretion, accept investors whose entire Capital Commitment is drawn down and funded in full at the time we accept such investor’s subscription at a closing (such investors, “Fully Drawn Subscribers”). Fully Drawn Subscribers will not be subject to our drawdown mechanics, will not receive drawdown notices, and will be deemed to have no unfunded Capital Commitment.

Each sale of Shares will be exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder or Regulation S thereunder. We are still accepting new commitments. We have not engaged in general solicitation or advertising with regard to the issuance and sale of the Shares and have not offered securities to the public in connection with such issuance and sale. We rely, in part, upon representations from the investors in the subscription agreements that each investor is either an “accredited investor”, as defined in Regulation D under the Securities Act, or is not a “U.S. person” as defined in Regulation S under the Securities Act.

Contractual Obligations

As of December 31, 2025, we had not commenced investment operations and did not have any significant contractual payment obligations.

Investor Commitments

As of December 31, 2025, we had not accepted any third-party capital commitments. The Adviser had made an equity investment in us totaling $25,000, which was fully funded as of such date.

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the period ending December 31, 2025.

Critical Accounting Policies

This discussion of our expected operating plans is based on our expected financial statements, which are prepared in accordance with U.S. GAAP. The preparation of these financial statements require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our financial statements.

Valuation of Investments

We will measure the value of our investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework that ranks the observability of inputs used in measuring financial instruments at fair value. See “Item 1. Business—Valuation Procedures” for a description of the hierarchy for fair value measurements and a description of our valuation procedures.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

Investment transactions are recorded on the trade date. We will measure net realized gains or losses using the specific identification method as the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation and depreciation, when gains or losses are realized.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. OIDs, market discounts or premiums are accreted or amortized over the life of the respective security using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income.

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment or partial prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts associated with the amount prepaid are recorded as interest income in the current period.

PIK Income

We may have loans in our portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in our statement of operations. If at any point we believe PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though we have not yet collected cash.

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies.

Other Income

Other income may include income such as consent, waiver, amendment, unused, syndication and prepayment fees associated with our investment activities as well as any fees for managerial assistance services that we render to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. We may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee.

Non-Accrual Loans

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Accrued interest is generally reversed when a loan is placed on non-accrual status. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may make exceptions to this treatment and determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Offering and Organizational Expenses

We bear expenses relating to our organization and the Initial Private Offering and any subsequent offering of our Shares. Organizational expenses include, without limitation, the cost of formation, including legal fees related to our creation and organization, our related documents of organization and our election to be regulated as a BDC. Offering expenses also include, without limitation, legal, accounting, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of our registration statement, and the preparation of a registration statement in connection with any subsequent offering of Shares.

U.S. Federal Income Taxes

We intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code, and intend to qualify annually as a RIC. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, we, among other things, must maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid. See “Item 1. Business—Material U.S. Federal Income Tax Considerations.”

Recent Developments

On March 2, 2026, the Board approved, and we and the Adviser entered into, an Amended and Restated Expense Support Agreement, which modified the expense limitation such that Other Operating Expenses will not exceed 0.1875% (0.75% annualized) of our applicable quarter-end net asset value.

On March 2, 2026, the Board approved a voluntary management fee waiver by the Adviser pursuant to which, for the first three (3) years following commencement of operations, the Adviser will waive a portion of the Management Fee, reducing the annual rate to 0.50% in each of the first and second years and to 0.75% in the third year, after which the Management Fee will revert to the standard annual rate of 1.25%.

Prior to filing our election to be regulated as a BDC under the 1940 Act, we expect to acquire a portfolio of previously warehoused investments from an unaffiliated third-party financing provider in accordance with the conditions of the applicable purchase agreements, including receipt of sufficient subscriptions and approval by our Board. The warehouse investments consist primarily of senior secured loans to middle-market companies consistent with our investment strategy. See “Item 1. Business-Warehouse Facility”.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including investment valuations, interest rate risk and currency risk.

Valuation Risk

We intend to primarily invest in illiquid debt and equity securities of private companies. As a result, most of our investments will not have a readily available market price and we will be valued at fair value by the Adviser, our valuation designee appointed pursuant to Rule 2a-5 under the 1940 Act, in accordance with a valuation policy approved by our Board. There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We intend to fund portions of our investments with borrowings, and at such time, our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. Accordingly, we cannot assure you that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as additional interest rate swaps, futures, options, and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Trustees of Third Point Private Capital Partners:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Third Point Private Capital Partners (the “Fund”) as of December 31, 2025 and 2024, the related statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025 and the period from May 23, 2024 (date of formation) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2025 and the period from May 23, 2024 (date of formation) to December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Fund’s auditor since 2025.

New York, New York

March 31, 2026

THIRD POINT PRIVATE CAPITAL PARTNERS

Statement of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Cash	$25,000	$—
Receivable from Adviser (Note 4)	306,260	230,495
Deferred offering costs (net of expense sharing) (Note 4)	2,192,526	1,447,521
Total assets	$2,523,786	$1,678,016

Liabilities
Organizational and offering costs payable	$1,791,631	$1,678,016
Payable to Adviser (Note 4)	707,155	—
Total liabilities	$2,498,786	$1,678,016

Commitments and Contingencies (See Note 5)

Net Assets
Common shares, par value $0.001 per share, unlimited common shares authorized; 1,000 common shares issued and outstanding	$1	$—
Additional paid-in-capital	24,999	—
Accumulated undistributed net investment income (loss)	—	—
Net Assets	$25,000	$—
Net Assets per share	$25.00	$—

See accompanying notes.

THIRD POINT PRIVATE CAPITAL PARTNERS

Statement of Operations

	For the Year Ended December 31, 2025	Period from May 23, 2024 (date of formation) to December 31, 2024
Income
Interest income	$564	$—
Expense sharing income from affiliate (Note 4)	707,155
Total income	707,719	—

Expenses
Organizational expenses	992,627	1,330,864
Trustees’ fees	313,334	—
Less: Expense support (net of expense sharing) (Note 4)	(598,806)	(1,330,864)
Net expenses	707,155	—
Net income/(loss)	$564	$—

See accompanying notes.

THIRD POINT PRIVATE CAPITAL PARTNERS

Statement of Changes in Net Assets

	For the Year Ended December 31, 2025	Period from May 23, 2024 (date of formation) to December 31, 2024
Operating transactions
Net investment income/(loss)	$564	$—
Net increase in net assets resulting from operating transactions	564	—
Capital transactions:
Common shares of beneficial interest issued	25,000	—
Distributions to shareholders	(564)
Net increase in net assets resulting from capital transactions	24,436	—
Net increase in net assets	25,000	—
Net assets at the beginning of the year / period	—	—
Net assets at the end of the year / period	$25,000	$—

See accompanying notes`.

THIRD POINT PRIVATE CAPITAL PARTNERS

Statement of Cash Flows

	For the Year Ended December 31, 2025	Period from May 23, 2024 (date of formation) to December 31, 2024
Cash flows from operating activities:
Net income	$564	$—
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Decrease/(increase) in receivable from Adviser	(75,765)	(230,495)
Decrease/(increase) in deferred offering costs	(745,005)	(1,447,521)
Increase/(decrease) in organizational and offering costs payable	113,615	1,678,016
Increase/(decrease) in payable to Adviser	707,155	—
Net cash provided by/(used in) operating activities	564	—
Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest	25,000	—
Distributions to shareholders	(564)
Net cash provided by/(used in) financing activities	24,436	—

Net increase in cash and cash equivalents	25,000	—
Cash and cash equivalents at the beginning of the year / period	—	—
Cash and cash equivalents at the end of the year / period	$25,000	$—

See accompanying notes.

THIRD POINT PRIVATE CAPITAL PARTNERS

Notes to Financial Statements

As of December 31, 2025

1. Organization

Third Point Private Capital Partners (the “Fund”) is a Delaware statutory trust formed on May 23, 2024. The Fund is an externally managed, non-diversified closed-end management investment company. The Fund intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Prior to electing to be regulated as a BDC (the “BDC Election”), the Fund intends to operate as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act.

The Fund is a party to an investment advisory agreement with Third Point Private Capital LLC (the “Adviser”), an affiliate of Third Point LLC. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”), as amended. The Adviser or its affiliate thereof will also serve as administrator to the Fund pursuant to which the Adviser will either provide or arrange for the provision of office space, as well as compliance, accounting and administrative support services necessary for the Fund to operate.

The Fund’s investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will seek to achieve its investment objective by investing primarily in senior secured loans to U.S.-domiciled, middle market private companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. The Fund generally consider middle-market companies to consist of companies with $10 million to $100 million of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). While the Fund intends to target loans to middle market companies, it may invest in private credit opportunities and related investments of larger or smaller companies, as well as other structured financing solutions. While most of the Fund’s investments will be in private U.S. companies (following the BDC Election, in compliance with BDC regulatory requirements to invest at least 70% of the Fund’s assets in “qualifying assets”, as defined in Section 55(a) of the 1940 Act), the Fund may invest up to 30% of the Fund’s portfolio opportunistically in non-qualifying assets, which will be driven primarily through opportunities sourced through the Adviser.

The Fund is an investment company and applies specialized accounting guidance as outlined in Financial Services – Investment Companies (Topic 946). The Adviser evaluated this guidance and determined that the Fund meets the criteria to be classified as an investment company. The Fund intends to conduct an initial private offering of its common shares of beneficial interest, par value $0.001 per share (the “Shares”), to investors who are (i) either “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), or who are not “U.S. persons”, within the meaning of Regulation S under the 1933 Act, and (ii) prior to the BDC Election only, “qualified purchasers” within the meaning of the 1940 Act. In the Fund’s sole discretion, it may permit one or more additional closings in connection with the initial private placement of its Shares.

On February 27, 2025, the Adviser, as the Fund’s sole initial shareholder, purchased 1,000 Shares at $25.00 per share, with the amount funded by TP BDC Funding LLC (formerly known as TP Opp SPV XVI LLC) on the Adviser’s behalf.

As of both December 31, 2025 and December 31, 2024, the Fund had not yet commenced operations, and its activities were limited primarily to organizational and offering efforts.

2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of presentation

The Fund’s financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and are expressed in United States dollars.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual amounts may ultimately differ from those estimates and such differences could be material.

Cash and cash equivalents

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less when purchased. As of December 31, 2025 and December 31, 2024, the Fund held only cash and did not hold any cash equivalents. Cash reported in the statement of assets and liabilities totaled $25,000 as of December 31, 2025. For the year ended December 31, 2025, the Fund earned bank interest of $564, which is included in interest income in the statement of operations.

Offering Costs and Organizational Expenses

Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting and other costs incurred in connection with offering the Fund’s shares.

Organizational expenses are expensed as incurred and presented in the Statement of Operations. Offering costs are capitalized as deferred offering costs in the Statement of Assets and Liabilities and will be amortized over a twelve-month period commencing upon the start of the Fund’s operations. To the extent organizational expenses are paid by the Adviser on behalf of the Fund, such amounts are recorded as expense support in accordance with the Expense Support and Conditional Reimbursement Agreement described in Note 4. Amounts advanced by the Adviser are subject to potential reimbursement by the Fund in future periods, contingent upon the terms of the agreement. Reimbursement payments to the Adviser are accrued when they become probable and reasonably estimable.

Income Taxes

For the taxable year ended December 31, 2025, the Fund had no investment operations. Following its election to be treated as a BDC under the 1940 Act, the Fund intends to elect to be treated, and qualify annually as Regulated Investment Company, “RIC” pursuant to section 851 of the Internal Revenue Code of 1986 as amended (the “Code”). As long as the Fund maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income on any ordinary income or capital gains that it distributes at least annually to its investors as dividends or distributions. As a result, any tax liability related to income earned and distributed by the Fund represents obligations of the Fund’s investors and will not be reflected in the financial statements of the Fund.

To qualify for and maintain qualifications as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its investors, for each taxable year, at least 90% of its “investment company taxable income” (in the Code), for that year, which is generally its ordinary income plus the excess, if any, of its net realized short-term capital gains over its net realized long-term capital losses. The Fund intends to make sufficient distributions to its investors in order to qualify as a RIC and not be subject to U.S. federal corporate-level income taxes.

As a RIC, depending on the level of taxable income earned in a taxable year, the Fund may choose to carry forward taxable income in excess of current year dividend distributions from such current year taxable income into the next taxable year and pay a 4% nondeductible federal excise tax if it does not distribute at least 98% of its ordinary income and 98.2% of its capital gain net income. To the extent that the Fund determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Fund may be required to accrue estimated excise tax on estimated excess taxable income.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more likely-than-not” threshold would be recorded as a tax expense in the current year. The Adviser has reviewed the Fund’s tax positions and has concluded that no material provision for income tax is required in the Fund’s financial statements. Generally, the Fund may be subject to income tax examinations by major tax authorities including the United States and other authorities for open tax years since inception. The Fund would recognize interest and penalties, if any, related to unrecognized tax positions as income tax expense in the statement of operations. For the year ended December 31, 2025, the Fund did not incur any interest or penalties related to unrecognized tax positions.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires enhanced disclosure of certain income statement expense categories. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. It is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently evaluating the impact of this guidance on its financial statements.

3. Offering Costs and Organizational Expenses

Offering costs and organizational expenses consist of costs incurred to establish the Fund and enable it to legally do business. For the year ended December 31, 2025, and the period from May 23, 2024 (date of formation) to December 31, 2024, the Fund incurred organizational expenses of $992,627 and $1,330,864, respectively, which are included in organizational expenses in the statement of operations.

As of December 31, 2025, and December 31, 2024, deferred offering costs recorded by the Fund totaled $2,192,526 and $1,447,521, respectively, and are included in deferred offering costs (net of expense sharing) on the statement of assets and liabilities.

These costs will be subject to potential recoupment in accordance with the Fund’s Expense Support and Conditional Reimbursement Agreement, as discussed and defined in Note 4.

Effective December 31, 2025, the Fund entered into an organizational and offering expense sharing arrangement (the “Expense Sharing Agreement”) with an affiliated fund. The accounting effects of the Expense Sharing Agreement are reflected in these financial statements and are described in Note 4.

4. Related Party Transactions

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Adviser. The terms of the agreement may be amended prior to the commencement of the Fund’s operations. Subject to the overall supervision of the Fund’s Board of Trustees (the “Board”), the Adviser will provide investment advisory and administrative services to the Fund. For providing these services, the Adviser will receive fees from the Fund consisting of a management fee and an incentive fee. No management fee or incentive fee will be payable to the Adviser until the commencement of investment activities. Under the investment advisory agreement, the Fund may terminate the agreement without payment of any penalty upon not less than 60 days’ written notice to the Adviser, either by vote of a majority of the outstanding voting securities of the Fund or by a majority of the Board. The Adviser may also terminate the agreement without payment of any penalty upon not less than 60 days’ written notice to the Fund.

The management fee will be payable quarterly in arrears at an annual rate of 1.25% of average net assets as of the end of the applicable calendar quarter and the end of the immediately preceding calendar quarter.

The incentive fee will consist of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund’s investment income (“Investment Income Incentive Fee”) and a portion is based on a percentage of the Fund’s capital gains (“Capital Gains Incentive Fee”), each as described below.

(i) Investment Income Incentive Fee

The portion of the incentive fee based on the Fund’s income is determined based on the Fund’s “pre-incentive fee net investment income” for the applicable quarter, as defined in the investment advisory agreement. For purposes of calculating Investment Income Incentive Fee, “pre-incentive fee net investment income” is defined as the sum of (i) interest income, (ii) dividend income and (iii) any other income accrued during the quarter, less (iv) operating expenses incurred during the quarter, including the management fee, expenses payable to the administrator, interest expense and distributions paid on any issued and outstanding preferred shares, but exclude (v) the incentive fee and (vi) any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

Pre-incentive fee net investment income also includes accrued income from investments with a deferred interest feature such as debt instruments that generate payment-in-kind (“PIK”) interest or zero-coupon securities, even if such income has not been received in cash by the Fund during the quarter. The Adviser is not obligated to return any portion of the incentive fee attributable to PIK interest if such income is later determined to be uncollectible in cash.

Pre-incentive fee net investment income, expressed as a rate of return on the value of the Fund’s net assets at the end of the immediately preceding quarter, is compared to a quarterly preferred return of 1.50% (6.0% annualized) (the “Hurdle Rate”) measured on a quarterly basis with a “catch-up” feature as discussed below.

The Fund will pay its Adviser the Investment Income Incentive Fee quarterly in arrears with respect to the Fund’s pre-incentive fee net investment income in each calendar quarter as follows:

•	No Investment Income Incentive Fee in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;

•	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.714% in any calendar quarter (6.857% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.714%) is referred to as the “catch-up”. The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.714% in any calendar quarter; and
•	12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.714% in any calendar quarter (6.857% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Adviser.

The fees that are payable under the investment advisory agreement for any partial period will be appropriately prorated and adjusted for any share issuances or repurchases during the relevant period.

The second component of the incentive fee is payable in arrears at the end of each calendar year in an amount equal to 12.5% of realized capital gains, if any, determined on a cumulative basis from the commencement date through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year less the aggregate amount of any previously paid Capital Gains Incentive Fees.

As of December 31, 2025, the Fund has not yet commenced investment activities, and no management or incentive fees are payable to the Adviser.

Administration Agreement

The Fund has entered into an administration agreement, referred to herein as the “Administration Agreement”, with its Adviser. The Adviser will furnish the Fund with office equipment and clerical, bookkeeping and record keeping services at the Fund’s office facilities. Under the Administration Agreement, the Adviser will also arrange for the services of, and oversee sub-administrators, custodians, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers and such other persons in any such other capacity deemed to be necessary or desirable. The Adviser will also perform, or oversee the performance of, the Fund’s required administrative services, which will include, among other things, providing assistance in accounting, legal, compliance, operations, technology and investor relations, being responsible for the financial and other records that the Fund is required to maintain and preparing reports to its shareholders and reports and other materials required to be filed with the Securities and Exchange Commission or any other regulatory authority. In addition, the Adviser will assist the Fund in determining and publishing its net asset value, will oversee the preparation and filing of the Fund’s tax returns and the printing and dissemination of reports to its shareholders, and will generally oversee the payment of its expenses and the performance of administrative and professional services rendered to the Fund by others. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. As of December 31, 2025 and December 31, 2024, there are no administration fees payable to the Adviser.

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an expense support and conditional reimbursement agreement (the “Expense Support and Conditional Reimbursement Agreement”) with the Adviser, pursuant to which, among other things, the Adviser has agreed to pay (“Expense Support Payment”) among other expenses and costs, organizational expenses and offering costs of the Fund on the Fund’s behalf such that these expenses do not exceed 0.375% (1.50% on an annualized basis) of the Fund’s applicable quarter-end net asset value (the “Expense Cap”). The Adviser may also elect to pay an additional portion of the Fund’s expenses from time to time (“Expense Payment”) provided that no portion of the Expense Payment will be used to pay any interest expense or distribution and/or servicing fees of the Fund. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates.

Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being referred to as “Excess Operating Funds”), the Fund shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment”. The Reimbursement Payment for any calendar quarter shall equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to the Fund within three years prior to the last business day of such calendar quarter that have not been previously reimbursed by the Fund to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters. “Available Operating Funds” means the sum of (i) the Fund’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses), and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts in clause (iii) are not included in clauses (i) and (ii)).

No Reimbursement Payment for any quarter shall be made if: (1) the Effective Rate of Distributions Per Share (as defined below) declared by the Fund at the time of such proposed Reimbursement Payment is less than the Effective Rate of Distributions Per Share at the time the related Expense Payment was made; (2) the Fund’s Operating Expense Ratio (as defined below) at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the related Expense Payment was made; or (3) the Fund’s Other Operating Expenses at the time of such proposed Reimbursement Payment exceed the Expense Cap. “Effective Rate of Distributions Per Share” refers to an annualized rate of regular cash distributions per share exclusive of returns of capital, distribution rate reductions due to distribution and/or servicing fees, and declared special dividends or special distributions, if any. The “Operating Expense Ratio” is calculated by dividing operating expenses, less organizational and offering expenses, base management and incentive fees owed to the Adviser, distribution and/or servicing fees, and interest expense, by the Fund’s net assets.

For the year ended December 31, 2025 and the period from May 23, 2024 (date of formation) to December 31, 2024, the Fund incurred organizational expenses of $992,627 and $1,330,864, respectively, and Trustees’ fees of $313,334 and $0 respectively (as discussed below) which the Adviser has elected to pay as an Expense Support Payment. Accordingly, the Fund recorded an expense support (net of expense sharing) of $598,806 (of which $513,936 was subject to potential future recoupment by the Adviser) and $1,330,864, respectively on the statement of operations, offsetting gross operational expenses. After giving effect to such expense support from the Adviser, net expenses totaled $707,155 for the year ended December 31, 2025 and $0 for the period from May 23, 2024 through December 31, 2024. These costs, along with any additional offering costs and organizational expenses incurred prior to the commencement of operations of the Fund, have been, and will continue to be, paid by the Adviser. However, the Fund will reimburse the Adviser for these costs in future periods to the extent that they qualify as Reimbursement Payments as discussed above. Reimbursement Payments to the Adviser will be accrued as they become probable and estimable.

As of December 31, 2025 and December 31, 2024, a portion of the Adviser’s Expense Support Payments had not yet been funded by the Adviser in the amounts of $306,260 and $230,495, respectively and were recorded as receivable from Adviser on the statement of assets and liabilities. The same amounts are included in organizational and offering costs payable, representing the Fund’s obligation to third party service providers that had not yet been settled by the Adviser.

For the year ended December 31, 2025, and the period from May 23, 2024 (date of formation) to December 31, 2024, the Fund incurred offering costs, which were capitalized as deferred offering costs and are included in deferred offering costs (net of expense sharing) on the statement of assets and liabilities. Deferred offering costs (net of expense sharing) totaled $2,192,526 and $1,447,521 as of December 31, 2025 and December 31, 2024, respectively and are included in the organizational and offering costs payable on the statement of assets and liabilities. As deferred offering costs amortize to expense upon commencement of operations of the Fund, they will become subject to future reimbursement as discussed above.

Organizational and Offering Expense Sharing Agreement

Effective December 31, 2025, the Fund entered into an Organizational and Offering Expense Sharing Agreement (the “Expense Sharing Agreement”) with Third Point Private Capital Income Fund (“BDC II”), an affiliated fund under common management with the Adviser. Under the Expense Sharing Agreement, BDC II agreed to bear a portion of the Fund’s organizational and offering expenses incurred through the effective date of the agreement, as determined by the Adviser subject to certain conditions. In total, $2,012,741 of organizational and offering expenses were allocated to BDC II under the Expense Sharing Agreement.

Accordingly, the Fund recorded cumulative adjustments to reflect the portion of organizational and offering costs incurred in the current and prior periods that are allocable to BDC II under the Expense Sharing Agreement. Because the Expense Sharing Agreement became effective as of December 31, 2025, and BDC II did not exist in prior periods, the cumulative allocation attributable to BDC II was recognized in the year ended December 31, 2025, and no prior period amounts were restated.

With respect to organizational expenses, under the Expense Sharing Agreement, the Fund recognized expense sharing income from affiliate of $707,155 for the year ended December 31, 2025, and a corresponding reduction in previous Expense Support from the Adviser of $707,155 in the statement of operations. In turn, the corresponding portions of the Receivable from Adviser and Payable to Adviser related to such Expense Support on the statement of assets and liabilities were reduced in the amount of $707,155 as they were assigned to BDC II as of December 31, 2025.

With respect to offering costs, $1,305,586 was recorded as a cumulative reduction of deferred offering costs in the statement of assets and liabilities to reflect the portion allocable to BDC II. As of December 31, 2025, the Fund’s deferred offering costs, net of this cumulative reduction, totaled $2,192,526. As of December 31, 2024, deferred offering costs totaled $1,447,521, representing amounts recorded prior to the effective date of the Expense Sharing Agreement.

The cumulative adjustment recorded in connection with the Expense Sharing Agreement did not have any impact on the Fund’s net income or net assets, as the reduction in organizational expenses recognized was offset by a corresponding reversal of previously recorded expense support, and the reduction in deferred offering costs represented a reallocation of costs to BDC II.

Trustees’ Fees

Members of the Board who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings. For the year ended December 31, 2025 and the period from May 23, 2024 (date of formation) to December 31, 2024, the Fund incurred and paid Trustees’ fees of $313,334 and $0, respectively. Trustees’ fees incurred during the year ended December 31, 2025 reflect compensation for services provided following the commencement of the Board meetings. Such amounts were also subject to the Expense Support and Conditional Reimbursement Agreement.

5. Commitments and Contingencies

In the ordinary course of its business, the Fund may enter into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Fund. The Fund believes the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the financial statements for any such exposure.

Prior to the Fund’s BDC Election, during the year ended December 31, 2025, the Fund entered into a series of conditional purchase agreements (each, a “Purchase Agreement” and collectively, the “Purchase Agreements”) with Macquarie Bank Limited and its affiliates (collectively, the “Financing Provider”). The Purchase Agreements provide a framework pursuant to which the Fund may, from time to time, request that the Financing Provider acquire certain loan investments designated by the Fund, subject to the Financing Provider’s approval. The transactions contemplated under the Purchase Agreements are intended to primarily consist of loans to middle-market companies consistent with the Fund’s investment objective (the “Warehousing Transactions”).

Pursuant to the Purchase Agreements, the Financing Provider may acquire and temporarily hold such designated investments prior to settlement by the Fund. The Fund’s obligation to settle the purchase of any such investments (the “Warehouse Investments”) is contingent upon the satisfaction of certain conditions precedent, including (i) the Fund’s receipt of at least $50,000,000 in the aggregate from subscriptions released from escrow and committed but uncalled capital and (ii) approval of the Board. Until such conditions are satisfied, the Fund is not obligated to acquire, and does not obtain legal title to, any Warehouse Investments.

The Purchase Agreements do not obligate the Fund to acquire any specific investment unless and until the applicable conditions precedent have been satisfied. The Fund’s obligations under the Purchase Agreements are guaranteed by an affiliate of the Adviser.

As of December 31, 2025, the conditions precedent under the Purchase Agreements had not been satisfied and, accordingly, the Fund had not acquired any investments pursuant to the Purchase Agreements, and no Warehouse Investments were reflected on the Fund’s statement of assets and liabilities as of that date. As of December 31, 2025, there were seventeen Warehouse Investments that the Financing Provider purchased having aggregate commitments/par amounts of $80,433,755.

6. Net Assets

In connection with its formation, the Fund has the authority to issue an unlimited number of Shares at $0.001 per share par value. As of December 31, 2025, the Fund has issued 1,000 Shares at $25.00 per share, and all are outstanding. As of December 31, 2024, no Shares were issued and outstanding.

During the year ended December 31, 2025, the Fund declared and paid a cash distribution of $564 to its sole shareholder, representing interest income earned on seed capital contributed by the shareholder. The distribution was intended to maintain the Fund’s net asset value per share at $25.00 in connection with the Fund’s initial offering.

7. Subsequent Events

The Fund’s management has evaluated subsequent events through March 31, 2026, the date the financial statements were issued. Management has determined that there were no subsequent events that require recognition in the financial statements. The following nonrecognized subsequent events are disclosed below.

Form 10 Effectiveness

On January 5, 2026, the Fund’s Registration Statement on Form 10 became automatically effective, at which point, the Fund became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Expense Cap Reduction

On March 2, 2026, the Board approved an amendment to the Fund’s Expense Support and Conditional Reimbursement Agreement with the Adviser to reduce the Expense Cap on the Fund’s Other Operating Expenses from 0.375% per quarter (1.50% annualized) of the Fund’s applicable quarter end net asset value to 0.1875% per quarter (0.75% annualized). All other material terms of the Expense Support and Conditional Reimbursement Agreement remain unchanged.

Management Fee Waiver

On March 2, 2026, the Board approved a voluntary management fee waiver by the Adviser pursuant to which, for the first three (3) years following commencement of operations, the Adviser will waive a portion of the Management Fee, reducing the annual rate to 0.50% in each of the first and second years and to 0.75% in the third year, after which the Management Fee will revert to the standard annual rate of 1.25%.

Purchase Agreements

The Fund entered into an additional Purchase Agreement with the Financing Provider as described in Note 5. The Fund has not acquired legal title to any Warehouse Investments, and the conditions precedent described in Note 5 remain unsatisfied as of the date these financial statements were issued.

THIRD POINT PRIVATE CAPITAL PARTNERS

Notes to Financial Statements (continued)

[This page has been left intentionally blank]

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

(b)	Management’s report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC.

(c)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None.

PART III

Item 10. Trustees, Executive Officers, and Corporate Governance

Board of Trustees and Executive Officers

Our business and affairs are managed under the direction of the Board. The Board consists of five members, three of whom are Independent Trustees. The Board appoints our officers, who serve at the discretion of the Board. The responsibilities of the Board include oversight of the quarterly valuation of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities.

The Board’s role in managing us is one of oversight. Oversight of our investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of our investment activities. The Board reviews risk management processes at both regular and special board meetings throughout the year, consulting with appropriate representatives of the Adviser as necessary and periodically requesting the production of risk management reports or presentations. The goal of the Board’s risk oversight function is to ensure that the risks associated with our investment activities are accurately identified, thoroughly investigated and responsibly addressed. Investors should note, however, that the Board’s oversight function cannot eliminate all risks or ensure that particular events do not adversely affect the value of our investments.

Our Board has established an Audit Committee and a Nominating and Corporate Governance Committee. The scope of each committee’s responsibilities is discussed in greater detail below. The Board may determine to form additional committees in the future.

Chris Taylor, an Interested Trustee, serves as Chair of the Board. The Board believes that it is in the best interests of shareholders for Chris to serve as Chair of the Board because his extensive knowledge of and experience in the financial services industry, specifically the private lending and credit markets, qualify him to serve as the Chair of the Board.

The Board believes that its leadership structure is appropriate because the structure allocates areas of responsibility among the individual trustees and the committees in a manner that enhances effective oversight. The Board also believes that its small size creates an efficient corporate governance structure that provides the opportunity for direct communication and interaction between management and the Board.

Each trustee holds office for the term to which he or she is elected or appointed and until his or her successor is duly elected and qualifies, or until his or her earlier death, resignation, retirement, disqualification or removal.

Trustees

The following information regarding the Board is as of March 31, 2026:

Name	Year of Birth	Position(s) Held	Trustee Since	Other Public Company Directorships Held by Trustees During the Past Five Years
Interested Trustees
Christopher W. Taylor	1979	Chair, President and Chief Executive Officer	2025	Third Point Private Capital Income Fund (2025 – present)
Joshua L. Targoff	1969	Trustee	2025	SiriusPoint Ltd., insurance and reinsurance company (Board Observer, May 2022 – present; Board Member, March 2021 – May 2022); Board Member of Third Point Reinsurance Ltd., (Oct. 2011 – Feb. 2021); Third Point Private Capital Income Fund (2025 – present)

Independent Trustees
David Mann	1976	Trustee	2025	Third Point Private Capital Income Fund (2025 – present)
Michael Pompeo	1963	Trustee	2025	Veon, Ltd., a telecommunication and digital services company (Nov. 2023 – present); Third Point Private Capital Income Fund (2025 – present)
Jay Wintrob	1957	Trustee	2025	Brookfield Wealth Solutions (2021 – Sept. 2025); Oaktree Capital Management, L.P. and affiliates (Nov. 2014 – March 2024); DigitalBridge Group, Inc., alternative asset manager (Oct. 2025 – present); Third Point Private Capital Income Fund (2025 – present)

The address for each trustee is c/o Third Point LLC, 55 Hudson Yards, 51st Floor, New York, NY 10001.

Officers Who Are Not Trustees

The following information regarding our officers who are not trustees is as of March 31, 2026:

Name	Year of Birth	Position(s) Held	Principal Occupation(s) During Past Five Years
Jeffrey Liddle	1988	Treasurer and Chief Financial Officer	Third Point LLC, Managing Director, Controller (2025 – present), Assistant Controller (2021 – 2025) and Accounting Manager (2019 – 2021)
Debra R. Kobryn	1991	Secretary	Third Point LLC, Managing Director, Assistant General Counsel (2026 – present); Director, Assistant General Counsel (2024 – 2026); Funds Counsel (2021 – 2024); Debevoise & Plimpton LLP, Associate (2016 – 2021)
Jana Tsilman	1982	Chief Compliance Officer	Third Point LLC, Chief Compliance Officer (2024 – present) and Deputy Chief Compliance Officer (2017 – 2024)

The address for each executive officer is c/o Third Point LLC, 55 Hudson Yards, 51st Floor, New York, NY 10001.

Biographical Information

Interested Trustees

Christopher W. Taylor – Chris Taylor joined Third Point as Head of Private Credit in 2023 and has served as our Chair, President and Chief Executive Officer since 2024. Prior to joining Third Point, Mr. Taylor previously worked at New York Life Investments (NYLIM), which he joined in 2005 as a credit analyst. While at NYLIM, Mr. Taylor rose to become Chief Executive Officer of Madison Capital Funding LLC, its private lending boutique, where he helped build the platform to over $15.0 billion in assets and oversaw a team of over 100 employees. Mr. Taylor was also the founding Chief Executive Officer of Apogem Capital, which merged Madison Capital and two other investment boutiques owned by NYLIM to create a single, fully integrated, alternative investment boutique focused on middle market private capital solutions, with approximately $40 billion of AUM and over 200 employees. Mr. Taylor earned a Master of Science in Taxation and B.S. in Accounting from the University of Illinois Urbana-Champaign.

Joshua L. Targoff – Josh Targoff joined Third Point, where he currently serves as President, in 2008. Prior to joining Third Point, Mr. Targoff was the General Counsel of the Investment Banking Division of Jefferies & Company, Inc. from 2003 to 2008. Prior to joining Jefferies & Company, Inc., Mr. Targoff spent seven years doing Mergers and Acquisitions transactional work at Debevoise & Plimpton LLP from 1996 to 2003. Mr. Targoff earned a J.D. from Yale Law School and a B.A. from Brown University.

Independent Trustees

David Mann – David Mann is the founder and owner of Mannsion Group, a consulting firm, and has an extensive history of working in the financial services industry. He has over 25 years of experience working in various senior roles across numerous Wall Street firms, such as JP Morgan, XL Capital, Deutsche Bank and Raymond James, and has direct professional experience with matters such as private credit, fund structuring, and portfolio management, among others. From 2016 through 2024, Mr. Mann served as Managing Director of the Private Client Group at Raymond James, and, prior to that, he served as Head of the US Private Institutional Client Group at Deutsche Bank AG and Director of Deutsche Bank Securities Inc. Mr. Mann graduated from Columbia University with a B.S. in Applied Mathematics in 1999.

Michael Pompeo – Prior to joining our Board, from 2018 to 2021, Mr. Pompeo served as the United States Secretary of State, and as Director of the Central Intelligence Agency (CIA) from 2017 to 2018. Mr. Pompeo has extensive knowledge and experience in both business and global affairs. He has served in many senior roles, including as a partner at Impact Investments LLC, a U.S.-based strategic and financial advisory and investment firm, since 2021, and as a partner at Niobrara Capital Partners, LP, a U.S.-based private equity firm, since April 2024. He co-founded and served as the CEO of Thayer Aerospace for years, and later served as President of Sentry International, a manufacturer of oilfield equipment, from 2006 to 2010. He also sits on the board of directors of several private companies, including Simpler Postage, Inc. (d/b/a EasyPost), a U.S. shipping logistics services company, which he joined in 2022. Mr. Pompeo also serves as a director of Veon, Ltd., a multinational telecommunications company, a position he has held since November 2023. Mr. Pompeo received a B.S. in Engineering from the United States Military Academy in 1986 and a J.D. from Harvard Law School in 1994.

Jay Wintrob – Jay Wintrob served as Chief Executive Officer (from November 2014 to March 2024) and a member of the Board of Directors (from September 2011 to March 2014) of Oaktree Capital Management, L.P., a leader among global investment managers specializing in alternative investments. He currently serves as an Oaktree Advisory Partner.

Before joining Oaktree, Mr. Wintrob was President and Chief Executive Officer of AIG Life and Retirement, the U.S.-based life and retirement services segment of American International Group, Inc., from 2009 to 2014. Following AIG’s acquisition of SunAmerica in 1998, Mr. Wintrob was Vice Chairman and Chief Operating Officer of AIG Retirement Services, Inc. from 1998 to 2001, and President and Chief Executive Officer from 2001 to 2009. Mr. Wintrob began his career in financial services in 1987 as Assistant to the Chairman of SunAmerica Inc. and then went on to serve in several other executive positions, including President of SunAmerica Investments, Inc., overseeing the company’s invested asset portfolio.

Mr. Wintrob received his B.A. and J.D. from the University of California, Berkeley. Following law school, he joined the law firm of O’Melveny & Myers, where he specialized in mergers and acquisitions, securities underwriting, and general business law. Mr. Wintrob is a board member of several non-profit organizations, including The Broad Foundations, Cedars-Sinai Medical Center, the Doheny Eye Institute and the Skirball Cultural Center.

Executive Officers Who are Not Trustees

Jeffrey Liddle – Jeffrey Liddle joined Third Point in 2013, where he currently serves as Controller. Prior to joining Third Point, Mr. Liddle was senior auditor at Deloitte. Mr. Liddle holds a M.S. and B.S. in Accounting from St. John’s University.

Debra R. Kobryn – Debra Kobryn joined Third Point in 2021, where she currently serves as Managing Director, Assistant General Counsel. Prior to joining Third Point, Ms. Kobryn was an associate and a member of the Investment Management Group at the law firm of Debevoise & Plimpton LLP, from 2016 until 2021.  Ms. Kobryn holds a J.D. from New York University School of Law and a B.S. from the Massachusetts Institute of Technology.

Jana Tsilman – Jana Tsilman joined Third Point in 2017, where she currently serves as Chief Compliance Officer. Prior to joining Third Point, Ms. Tsilman served as the Deputy Chief Compliance Officer of Conatus Capital Management LP from 2016 to 2017. Prior to Conatus Capital, Ms. Tsilman was the Head of the Core Compliance Team at Two Sigma Investments LP from 2012 to 2016. Prior to her time at Two Sigma, Ms. Tsilman held various trading and core compliance-focused positions at Allianz Global Investors (from 2011 to 2012), Hartford Investment Management Company (from 2008 to 2011), and Bear Stearns (from 2006 to 2007). Ms. Tsilman holds a B.A. in Philosophy from New York University.

Board Leadership and Structure

The Board monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of our service providers. Among other things, the Board approves the appointment of the Adviser and officers, reviews and monitors the services and activities performed by the Adviser and executive officers, and approves the engagement and reviews the performance of the independent registered public accounting firm.

Under our bylaws, the Board may designate a Chair to preside over the meetings of the Board and meetings of the shareholders and to act as a liaison with the Adviser, counsel and other trustees generally between meetings. The Chair serves as a key point person for dealings between management and the trustees. The Chair also may perform such other functions or duties as may be delegated or assigned by the Board from time to time. We do not have a fixed policy as to whether the Chair of the Board should be an Independent Trustee and we maintain the flexibility to select the Chair and reorganize the leadership structure from time to time, based on criteria that are in our and our shareholders’ best interests at such times.

We recognize that different Board leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet our needs.

The Board’s Role in Risk Oversight

The Board performs its risk oversight function primarily through (i) its standing committees, which report to the entire Board, and (ii) active monitoring of our Chief Compliance Officer and our compliance policies and procedures.

As described below in more detail under “Committees of the Board,” the Audit Committee assists the Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting and audits of our financial statements.

The Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and service providers. The Chief Compliance Officer’s annual report will address, at a minimum: (i) the operation of our compliance policies and procedures and our service providers’ compliance policies and procedures since the last report; (ii) any material changes to such policies and procedures since the last report; (iii) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (iv) any compliance matter that has occurred since the date of the last report about which the Board would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the Independent Trustees at least once each year.

We believe that the role of our Board in risk oversight is effective and appropriate given the extensive regulation to which we will already be subject as a BDC. As a BDC, we will be required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example: we will be limited in our ability to enter into transactions with our affiliates, including investing in any portfolio company in which another Third Point Fund currently has an investment; we will generally have to invest at least 70% of our total assets in “qualifying assets”; and our ability to incur indebtedness will be limited such that our asset coverage generally must equal at least 150% immediately after each time we incur indebtedness.

We recognize that different Board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manner in which the Board administers its oversight function on an ongoing basis to ensure that it continues to meet our needs.

Committees of the Board

The Board has established an Audit Committee and a Nominating and Corporate Governance Committee, and may establish additional committees in the future. All trustees are expected to attend at least 75% of the aggregate number of meetings of the Board and of the respective committees on which they serve. We require each trustee to make a diligent effort to attend all Board and committee meetings as well as each annual meeting of the shareholders.

Audit Committee

The Audit Committee is currently composed of all of the Independent Trustees. David Mann serves as chair of the Audit Committee. Messrs. Wintrob, Pompeo and Mann meet the independence requirements of Rule 10A-3 under the Exchange Act. Our Board has determined that David Mann qualifies as an “audit committee financial expert” as defined in Item 407 of Regulation S-K under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to the Board regarding the valuation of our loans and investments; selecting our independent registered public accounting firm; reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements; pre-approving the fees for services performed; reviewing with the independent registered public accounting firm the adequacy of internal control systems; reviewing our annual audited financial statements; overseeing internal audit staff, if any, and periodic filings; and receiving our audit reports and financial statements.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is composed of all of the Independent Trustees. Michael Pompeo serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee will operate pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the Nominating and Corporate Governance Committee, including selecting, researching and nominating trustees for election by the shareholders, selecting nominees to fill vacancies on the Board or a committee of the Board, developing and recommending to the Board a set of corporate governance principles and overseeing the evaluation of the Board and management.

The Nominating and Corporate Governance Committee seeks candidates who possess the background, skills and experience to make a significant contribution to us, the Board and our shareholders. In considering possible candidates for election as a trustee, the Nominating and Corporate Governance Committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting trustees who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to our affairs;

•	are able to work with the other members of the Board and contribute to our success;

•	can represent the long-term interests of shareholders as a whole; and

•	are selected such that the Board represents a range of backgrounds and experience.

The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying trustee nominees. In determining whether to recommend a trustee nominee, the Nominating and Corporate Governance Committee considers and discusses diversity, among other factors, with a view toward the needs of the Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the Board, when identifying and recommending trustee nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting trustee nominees is consistent with the goal of creating a board of trustees that best serves our needs and the interests of the shareholders.

Code of Ethics

We have adopted a code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions (to the extent applicable, unless otherwise indicated in our code conduct). Our code of conduct is designed to comply with SEC regulations and a copy will be provided, without charge, upon written request to IR@thirdpoint.com.

Our code of conduct operates in conjunction with, and in addition to, the policies of the Adviser and our own policies. We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our trustees, officers and employees of our Adviser, which is filed as an exhibit to this Annual Report.

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Each of our initial executive officers is an employee of Third Point. Certain services necessary for our business are provided by individuals who are employees of Third Point, the Adviser or one of their affiliates. Our day-to-day investment operations will be managed by the Adviser. Most of the services necessary for the sourcing, origination and administration of our investment portfolio will be provided by investment professionals employed by the Adviser or its affiliates.

None of our executive officers will receive direct compensation from us. Certain of our executive officers and other members of the TP Private Credit Team, through their ownership interest in or management positions with the Adviser, may be entitled to a portion of any profits earned by the Adviser or its affiliates (including any fees payable to the Adviser under the terms of the Investment Advisory Agreement, less expenses incurred by the Adviser in performing its services under the Investment Advisory Agreement). The Adviser or its affiliates may pay additional salaries, bonuses, and individual performance awards or individual performance bonuses to our executive officers in addition to their ownership interest. See “Item 1. Business—Investment Advisory Agreement” and “Item 13. Certain Relationships and Related Transactions, and Trustee Independence.”

Compensation of Independent Trustees

The Independent Trustees’ annual fee is $150,000. In addition, the chair of each of the Audit Committee and the Nominating and Corporate Governance Committee receives an additional annual fee of $10,000. The Independent Trustees also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting, each special meeting, and each committee meeting attended. No compensation is expected to be paid to our Interested Trustees.

The following table sets forth compensation of our Independent Trustees, for the year ended December 31, 2025:

Name of Trustee	Fees Earned	Total Compensation
David Mann	$106,667	$106,667
Michael Pompeo	$106,667	$106,667
Jay Wintrob	$100,000	$100,000

(1) No compensation is paid to our trustees who are “interested persons,” as such term is defined in Section 2(a)(19) of the 1940 Act.

(2) We do not maintain a stock or option plan, non-equity incentive plan or pension plan for our trustees.

Timing of Grants of Options

We did not grant awards of stock options, stock appreciation rights or similar option-like instruments during the fiscal year ended December 31, 2025. Accordingly, we have nothing to report under Item 402(x) of Regulation S-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

We have not yet commenced commercial activities and will not do so until the Commencement Date. To date, we have not issued any Shares other than 1,000 Shares which were issued to our Adviser in exchange for a nominal capital payment of $25,000 in connection with our legal formation. As such, immediately prior to the Initial Private Offering, our Adviser is expected to own 100% of our outstanding Shares. Following the completion of the Initial Private Offering, our Adviser’s ownership position in our Shares is expected to represent less than 1% of our outstanding Shares. We will not raise additional capital prior to the Commencement Date.

Item 13. Certain Relationships and Related Transactions, and Trustee Independence

Various potential and actual conflicts of interest may arise from the overall investment activities of the Adviser for their own accounts and for the accounts of others. The following briefly summarizes some of these conflicts, but is not intended to be an exhaustive list of all such conflicts. Additional conflicts may exist that are not known to us, the Adviser or our respective affiliates. In addition, changes over time (including, without limitation, changes to or developments in our investment strategies or Third Point’s business activities) may subject our shareholders to additional and different actual and potential conflicts of interest.

Overview

We are subject to a number of actual and potential conflicts of interest involving Third Point, the Adviser and their respective affiliates. However, Third Point, the Adviser and their respective affiliates have substantial incentives to see that our assets (and therefore, indirectly our Shares) appreciate in value, and merely because an actual or potential conflict of interest exists does not mean that it will be acted upon to our detriment.

Third Point and the Adviser may be deemed promoters of us. Pursuant to the Investment Advisory Agreement, the Adviser, for its services to us, will be entitled to receive Management Fees and Incentive Fees. In addition, under the Investment Advisory Agreement and the Governing Agreements, we expect, to the extent permitted by applicable law and in the discretion of the Board, to indemnify the Adviser and certain of its affiliates. See also “Item 1. Business—Investment Advisory Agreement.” The Investment Advisory Agreement was approved by the Board. Unless earlier terminated, the Investment Advisory Agreement will remain in effect for a period of two (2) years from the date it first becomes effective and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board, including a majority of Independent Trustees, or by the holders of a majority of our outstanding Shares.

The Governing Agreements contain exculpation and indemnification provisions that, subject to the specific exceptions enumerated therein (generally for bad faith, willful misfeasance, gross negligence or reckless disregard), provide that the Adviser and its affiliates will be held harmless and indemnified, in each case, for matters relating to our operation, including matters that involve one or more actual or potential conflicts of interest. In some instances, the Adviser or its affiliates may be required to determine whether an indemnified person’s action or failure to act constituted fraud, bad faith, willful misfeasance or gross negligence, and such determination is inherently subjective and may give rise to conflicts of interest.

Allocation of Time, Services or Functions

The TP Private Credit Team and other individuals providing services on behalf of the Adviser also serve as the investment manager of certain Other Accounts and will devote such time to our business as the Adviser in its sole discretion determines to be necessary and appropriate. In addition, certain members of the TP Private Credit Team and other individuals providing services on behalf of the Adviser are, or may in the future become, involved in other business ventures, depending on the policy of Third Point with respect to such venture. For the avoidance of doubt, such business ventures may not be related to our business and may place competing demands on the time such persons devote to us and on other resources. These persons will devote such time and attention to such other present and future business activities and advisory relationships, including any other Third Point Funds, as is required to discharge duties to them, and conflicts of interest may arise in allocating management time, services or functions among us, on the one hand, and any other present and future business activities and advisory relationships, on the other hand. As a result, the ability of certain members of the TP Private Credit Team and related business professionals to devote their time to our business activities may be limited at times (as discussed further in “—Allocation of Personnel” below). Also, in connection with prior investments by other Third Point Funds, Third Point or their portfolio companies may enter into confidentiality, exclusivity, non-competition or similar agreements that may limit our ability to pursue an investment in one or more companies. In addition, as a result of existing investments and activities, the Adviser and the TP Private Credit Team may from time to time acquire confidential information that they will not be able to use for our benefit.

Conflicts Due to Investments in Other Third Point Accounts’ Current Investments

We may from time to time invest in one or more businesses in which another Third Point Fund is invested even though other Third Point Funds may or may not make an additional investment therein. In the case of follow-on investments, if Third Point determines that an investment opportunity is to be allocated in relevant part to both us and other Third Point Funds, then Third Point will attempt to limit conflicts of interest and perceived conflicts of interest. However, avoiding those circumstances in the case of a follow-on investment may not always be possible for a variety of reasons, including, without limitation, the lack of flexibility afforded to Third Point to structure the follow-on investment due to the constraints presented by the existing capital structure and other facts and circumstances relating to the initial investment, availability of capital in particular funds, investment limitations in a particular fund, age of one fund versus another fund, and the availability of the applicable equity security or debt instrument in the market, among other factors.

Investment Opportunities

As part of the Adviser’s investment process and taking into account various factors, the Adviser (in conjunction with its affiliates) will determine whether it would be appropriate for us and one or more other Third Point Funds managed by them to participate in an investment opportunity, in which case the Adviser (in conjunction with its affiliates) will seek to allocate, in good faith, such opportunity in a manner that they deem fair and equitable. To the extent we invest alongside Third Point Funds, investments will be made consistent with Third Point’s allocation policies and procedures. Third Point, the Adviser and each of their affiliates and employees (on behalf of themselves or through family investment vehicles or similar accounts that they control or as to which they are the primary beneficiary) may purchase or sell securities on their own behalf, and (with respect to the Adviser and its affiliates) on behalf of other Third Point Funds, which may differ from those purchased or sold for us, even though their investment objectives may be the same or similar, or may give advice or take action for their own accounts that may differ from or conflict with advice given or action taken for us.

While Third Point has policies regarding these activities, it is possible that these activities could adversely affect the prices and availability of other securities or instruments held by or potentially considered for us. Potential conflicts also could arise due to the fact that Third Point and its personnel may have investments in some Third Point Funds but not in others or have different levels of investment in or participation with respect to the various funds.

Likewise, we, for example, may, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, make an investment at the same time that one or more of the other Third Point Funds is disposing of the same or a similar investment. We may make an investment in a position which is already held by one or more of the other Third Point Funds or a position that is subordinated or senior to or otherwise adverse to a position held by one or more of the other Third Point Funds (or vice versa). Additionally, we and such other Third Point Funds can be expected to have different term lengths and associated lifecycle considerations or investment objectives (including return profiles), and Third Point and the Adviser, as a result, may be managing our and such other Third Point Funds’ unique and potentially conflicting goals with respect to the price and timing of disposition opportunities of any such investment. Third Point has the authority to take various measures to reduce or otherwise mitigate this potential conflict, such as not initiating votes or abstaining from voting, not sitting on boards of directors or other committees (including creditor committees), divesting itself of an investment it might otherwise have continued to hold, potentially resulting in losses or lower profits, or consulting with the Direct Lending Investment Committee or another third party.

It is possible that the activities or strategies used for the other Third Point Funds could conflict with the activities and strategies employed in managing our assets and affect the prices and availability of the instruments in which we invest. Decisions about what action should be taken in a troubled situation, including whether or not to enforce claims, whether or not to advocate or initiate a restructuring or liquidation inside or outside of bankruptcy and the terms of any work-out or restructuring raise conflicts of interest. If additional capital is necessary as a result of financial or other difficulties, other Third Point Funds may or may not provide such additional capital as the Adviser or its affiliates that advise such other Third Point Funds determine in their discretion.

Third Point receives or obtains various kinds of data and information from us, the other Third Point Funds and the companies in which we and they invest, including data and information relating to business operations, trends, budgets, customers and other metrics, some of which is sometimes referred to as “big data.” Third Point believes that it can look to this information to better anticipate macroeconomic and other trends, and otherwise develop investment themes. Third Point may enter into information sharing and use arrangements with us, the other Third Point Funds and the companies in which we and they invest, related parties and service providers, which may give Third Point access to (and rights regarding) data that it would not otherwise obtain in the ordinary course. For example, Third Point’s ability to trade in instruments of an issuer in a specific industry may, subject to applicable law, be enhanced by information learned by Third Point due to our or another Third Point Fund’s ownership of, or pursuit of, a company in the same or related industry. In addition, historical investments made by us or one or more other Third Point Funds may result in future opportunities that are available to us or one or more other Third Point Funds, by virtue of, among other things, the nature of such opportunities, our or the other Third Point Funds’ respective investment programs and processes and investment horizons, legal, tax and other similar considerations, regulatory changes and other unique circumstances. The research and diligence process applied to the sourcing and execution of one or more specific investments has benefits that can extend to other investments, while the associated expenses and other resources often arise or are applied at the time of the original investment. The sharing and use of “big data” and other information presents potential conflicts of interest, and any benefits received by Third Point or its personnel (including fees (in cash or kind), costs and expenses) will not be otherwise shared with us, the other Third Point Funds or investors. As a result, Third Point may have an incentive to pursue investments that have data and information that can be utilized in a manner that benefits persons other than us or the other Third Point Funds that originally contemplated such investments. As noted above, Third Point applies its discretion to make determinations regarding the allocation of investment opportunities and the expenses and other resources applied to generate investment opportunities in its good faith judgment based on facts and circumstances considered to be relevant at the time such determinations are made.

It is the policy of the Adviser (in conjunction with its affiliates) to allocate investment opportunities (including with respect to acquisitions and dispositions of investments) in a manner they deem to be fair and equitable. When we invest alongside Third Point Funds, investments will be made consistent with Third Point’s then-current allocation policies and procedures. Where there is an insufficient amount of an investment opportunity to fully satisfy both our demand and that of other Third Point Funds, the allocation policy provides that allocations among us and other accounts will be made in a fair and equitable manner based on the factors discussed in the allocation policy. To the extent we do not have available capital and are at or near our targeted leverage ratio, we could receive smaller allocations, if any, on new investment opportunities under Third Point’s allocation policy. In situations in which co-investment with other Third Point Funds is not permitted or appropriate, such as when, in the absence of SEC exemptive relief, we and such other Third Point Funds would be making different investments in the same issuer, Third Point will need to decide whether we or such other Third Point Funds will proceed with the investment. Third Point will make these determinations based on its policies and procedures, which generally require that such opportunities be offered to eligible accounts on a basis that will be fair and equitable over time, including, for example, through random or rotational methods. In some cases, observation of and allocation in accordance with Third Point’s allocation policies may affect adversely the price paid or received by us, or the size of the position purchased or sold by us.

We have filed an application with the SEC seeking an exemptive order in order to co-invest with other funds and investment vehicles managed by the Adviser or its affiliates, such as the Third Point Funds, or alongside the Adviser or its affiliates in a principal capacity, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, including oversight by the Board in the exercise of its reasonable business judgment. If such exemptive order is granted, and subject to the terms of such exemptive order or, as applicable, other 1940 Act restrictions on co-investments with affiliates (including as modified by no-action relief granted by the SEC), we expect that the Adviser will offer us the right to participate in all investment opportunities that it determines meet certain “board established criteria” under the terms of the exemptive order and that are appropriate for us in view of our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other relevant factors. We expect that such offerings from our Adviser will be subject to the exception that, in accordance with Third Point’s allocation policies, we will not participate in each individual co-investment opportunity but will, on an overall basis, be entitled to participate equitably with other entities sponsored or managed by Third Point. It is expected that our Board will approve and will regularly review these allocation policies and procedures. To the extent we receive such exemptive order, we expect that investment opportunities will be allocated among us and other Third Point Funds in accordance with Third Point’s allocation policies, in a manner that the Adviser and its affiliates reasonably determine in good faith to be appropriate and which allocates such opportunities in a manner that over time is fair and equitable. There can be no guarantee regarding when, or if, such relief will be granted by the SEC.

The Adviser and its affiliates generally will divest and make follow-on investments ratably (including, without limitation, for defensive purposes or to preserve, protect or enhance an existing investment) with respect to our and other Third Point Funds’ holdings in a given investment. Third Point may determine in their discretion that it is appropriate, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, for such divestment or follow-on investments not to be contemporaneous or ratable, as part of either a divestiture or acquisition, according to the value of such investment held by each of us and any other participating Third Point Funds at the time of such divestment or additional investment on the same terms and conditions. Conflicts are expected to arise in circumstances when we or any such other Third Point Funds seek to use leverage where we or such other Third Point Funds, as applicable, do not seek to do so (due to legal restrictions or otherwise).

In deciding how investment opportunities may be allocated among us and the other Third Point Funds, as applicable, Third Point will use its good faith judgment, taking into account the facts and circumstances known to it and expectations, projections or predictions made at the time, all of which then-current assumptions may vary from how the investment ultimately evolves. In a similar manner, expense allocations may be made.

Compensation Arrangements

The Adviser and its affiliates, including our officers and some of our trustees, may face conflicts of interest caused by compensation arrangements with us and our affiliates, which could result in increased risk-taking by us. The Adviser’s receipt of Incentive Fees may create an incentive for the Adviser to cause us to make investments that are riskier or more speculative than would be the case if the Adviser’s compensation were not in part performance-based, particularly in any period after we have suffered losses. These compensation arrangements could affect the Adviser’s or its affiliates’ judgment with respect to recommending offerings of equity or the incurrence of debt and our investments, which would allow the Adviser or its affiliates to earn increased Management Fees.

Under certain circumstances, the use of substantial leverage (up to the limits prescribed by the 1940 Act) may increase the likelihood of us defaulting on our borrowings, which would be detrimental to shareholders.

The Incentive Fee payable by us to the Adviser or its affiliates may create an incentive for the Adviser or such affiliates to incur additional leverage and to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangements.

The Adviser

The Adviser will experience conflicts of interest in connection with the management of our business affairs relating to and arising from a number of matters, including: the allocation of investment opportunities by the Adviser and its affiliates; compensation to the Adviser; services that may be provided by the Adviser and its affiliates to issuers in which we invest; investments by us and other clients of the Adviser, subject to the limitations of the 1940 Act; the formation of additional investment funds managed by the Adviser; differing recommendations given by the Adviser to us versus other clients; the Adviser’s use of information gained from issuers in our portfolio for investments by other clients, subject to applicable law; and restrictions on the Adviser’s use of “inside information” with respect to our potential investments.

Specifically, we may compete for investments with affiliated funds or investment vehicles that are advised by the Adviser and its affiliates, subjecting the Adviser and its affiliates to certain conflicts of interest in evaluating the suitability of investment opportunities and making or recommending investments on our behalf. To mitigate these conflicts, the Adviser and its affiliates will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis and in accordance with the Adviser’s investment allocation policy, taking into account such factors as the Adviser deems appropriate. For more information, see “—Investment Opportunities” above.

Third Point Funds

Actions taken by the Adviser and its affiliates on behalf of Third Point Funds may be adverse to us and our investments, which could harm our performance. For example, we may invest in the same credit obligations as other Third Point Funds, although, to the extent permitted under the 1940 Act, our investments may include different obligations or levels of the capital structure of the same issuer. Decisions made with respect to the securities held by one fund related to Third Point may cause (or have the potential to cause) harm to the different class of securities of the issuer held by other Third Point Funds (including us).

In addition, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, Third Point may structure an investment as a result of which one or more vehicles or other collective investment vehicles or accounts primarily investing in senior secured loans, distressed debt, subordinated debt, high-yield securities and other similar debt instruments, are offered the opportunity to participate in the debt tranche of an investment allocated to us. Additionally, we may purchase investments in which another Third Point Fund already has an interest, or otherwise another Third Point Fund may purchase an investment in a portfolio company of ours, and may do so at different points in time. If the Adviser serves as investment adviser to both us and other Third Point Funds, the Adviser may owe a fiduciary duty to the other Third Point Funds as well as to us. If the other Third Point Funds were to purchase high yield securities or other debt instruments of a portfolio company in which we invest, or if we were to acquire an equity interest in a portfolio company in which the other Third Point Funds then hold an interest in the debt thereof, Third Point may, in certain instances, face a conflict of interest in respect of decisions made with regard to us and the other Third Point Funds (e.g., with respect to the terms of such high-yield securities or other debt instruments, the enforcement of covenants, the terms of recapitalizations and the resolution of workouts or bankruptcies). We have filed an application with the SEC seeking an exemptive order in order to co-invest with other funds and investment vehicles managed by the Adviser or its affiliates, such as the Third Point Funds, or alongside the Adviser or its affiliates in a principal capacity, in a manner consistent with our investment objective, subject to oversight by the Board in the exercise of its reasonable business judgment. There can be no guarantee regarding when, or if, such relief will be granted by the SEC. See “—Investment Opportunities” and “Item 1. Business— Regulation as a Business Development Company” for additional information.

Incentive Fees

A portion of the Incentive Fee is based on our pre-Incentive Fee net investment income regardless of any capital losses. In such case, we may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

Any Incentive Fee payable by us that relates to the pre-Incentive Fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received or interest in the form of securities received rather than cash (payment-in-kind or PIK income). PIK income will be included in the pre-Incentive Fee net investment income used to calculate the Incentive Fee to the Adviser even though we do not receive the income in the form of cash. If a portfolio company defaults on a loan that is structured to provide accrued interest income, it is possible that accrued interest income previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not obligated to reimburse us for any part of the Incentive Fee it received that was based on accrued interest income that we do not receive as a result of a subsequent default.

The quarterly Incentive Fee on income will be recognized and paid without regard to: (i) the trend of pre-Incentive Fee net investment income as a percent of adjusted capital over multiple quarters in arrears which may in fact be consistently less than the quarterly preferred return, or (ii) the net income or net loss in the current calendar quarter, the current year or any combination of prior periods.

For U.S. federal income tax purposes, we may be required to recognize taxable income in some circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our tax treatment as a RIC or minimize corporate-level U.S. federal income or excise tax. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement (as described above) necessary to maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay the Incentive Fee on income with respect to such accrued income. As a result, we may have to sell some of our investments at times or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

Acceptance of Subscriptions

We have the authority, in the Adviser’s discretion, to reject any subscription to purchase Shares for any reason or for no reason. Because different investors in us will be subject to different terms, we could appear biased at any time that we determine whether or not to accept a particular subscription. In such a circumstance, the Adviser may accept certain subscriptions (including subscriptions by Third Point personnel) and not others for any or no reason, as determined by the Adviser in its discretion. Finally, the Adviser may deviate from an announced plan with respect to the offering of interests for reasons that are contractual (e.g., to honor agreed-upon capacity rights), strategic (e.g., to accept a new investor or a sizeable investment) or otherwise.

Trade Errors

To the extent permitted by applicable law and subject to the Governing Agreements, the Adviser and its affiliates will not be liable to our shareholders or us for any losses resulting from trading errors. The Adviser will determine in good faith whether any losses resulting from a given trade error (i) are to be borne by us or (ii) resulted from bad faith, willful misfeasance, gross negligence, or reckless disregard and are therefore required to be reimbursed to us. This determination is subjective in nature, and this determination involves the evaluation of the Adviser and its personnel’s conduct (often as well as the conduct of third parties) and the allocation of losses between us and the Adviser. If a third party causes a trade error that has a negative impact on us, the Adviser will determine whether to attempt to recover the amount of loss from such third party for us, but the Adviser does not assume responsibility for compensating us, or making any third party compensate us, in such cases.

Material Non-Public Information

From time to time, the Adviser and its affiliates may acquire material non-public or confidential information (or certain other information) that may restrict by law, internal policies or otherwise the Adviser from purchasing securities or other assets, or selling securities or other assets for itself or its clients (including us) or otherwise using or receiving such information for the benefit of Third Point or its clients. We may come into possession of such information for a variety of reasons, including, without limitation, when employees of the Adviser or its affiliates sit on advisory boards of other Third Point Funds or portfolio companies controlled by such other Third Point Funds. As a general matter, it is also possible that portfolio companies (or subsidiaries thereof) of other Third Point Funds or Other Accounts will engage in investing activities that are similar or related to our investing activities. In such cases, the Adviser or Third Point would expect to come into possession of non-public confidential information or otherwise become bound by confidentiality, standstill or other obligations. While Third Point has policies in place to minimize these instances, it is possible that the activities of and information within a company will result in us being required to forgo certain investment or divestment activity. Additionally, from time to time, Third Point will decide, for compliance and similar reasons, to restrict its ability to buy and sell certain portfolio investments in light of information received or otherwise. Even if disclosure of such information to the TP Private Credit Team or other Third Point personnel responsible for our affairs does not occur, we would generally not be free to act upon any such information. Due to these restrictions or contractual restrictions imposed on any affiliate of the Adviser in connection with the management of other Third Point Funds, we may not be able to initiate a transaction that we otherwise might have initiated and we would not be able to sell an investment that we otherwise might have sold. Conversely, we may not have access to material non-public information in the possession of other Third Point Funds which might be relevant to an investment decision we make, and we may initiate a transaction or sell a portfolio investment which, if such information had been known to us, we may not have otherwise undertaken.

Conflicts of Interest Relating to Investments

We do not expect to invest in, or hold securities of, companies that are controlled by an affiliate’s other clients. However, the Adviser or an affiliate’s other clients may invest in, and gain control over, one of our portfolio companies. If the Adviser or an affiliate’s other client, or clients, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, the Adviser may be unable to implement our investment strategies as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, the Adviser may be unable to engage in certain transactions that it would otherwise pursue. In order to avoid these conflicts and restrictions, the Adviser may choose to exit such investments prematurely and, as a result, we may forego any positive returns associated with such investments. In addition, to the extent that an affiliate’s other client holds a different class of securities than we do as a result of such transactions, interests may not be aligned.

Other Collective Investment Vehicles

The Adviser, Third Point and their affiliates provide, and may in the future provide, discretionary investment services to other Third Point Funds, which may have similar investment objectives to ours or engage in transactions in the same type of securities and instruments as us. The activities of the other Third Point Funds may raise potential conflicts of interest. Investors in the other Third Point Funds have different rights and obligations than our shareholders.

One or more other Third Point Funds now or in the future may have similar or overlapping investment objectives to ours. As discussed above in “—Investment Opportunities,” certain of our investments may be appropriate for other Third Point Funds. For example, insofar as the Commitment Period for our investors and the investment period of certain other Third Point Funds may overlap in part, and taking into account portfolio construction considerations, when we and such other Third Point Funds invest together we generally will share in investments, subject to the terms and provisions of our respective governing documentation, ratably absent considerations involving exclusivity or priority in the relevant governing documents and subject to tax, legal and other considerations deemed relevant, fair and reasonable by the relevant advisor or general partner. Further, certain of our investors may be permitted to receive information regarding the portfolio of other Third Point Funds that is not generally available to other investors, and, as a result, would be able to act on such information.

The Adviser, Third Point and their affiliates are entitled to different amounts of carried interest, management fees or other performance-based compensation from other Third Point Funds. As set forth in the Governing Agreements, while Third Point will allocate any other fees for the purposes of and consistent with our expenses, certain other Third Point Funds may have different offset requirements, or no offset at all. As a result, the Adviser and its affiliates may be incentivized to favor the other Third Point Funds in which they have the potential to receive more carried interest, management fees or performance-based compensation. Additionally, the Adviser and its affiliates may be incentivized to allocate more time, effort and resources to other Third Point Funds that is at a different stage in its marketing or investment horizon, or by virtue of obligations under the governing documents of other Third Point Funds, allocate more time to such other Third Point Funds.

In addition, to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, we or other Third Point Funds may (subject to applicable requirements in their governing documents, which may include obtaining Direct Lending Investment Committee consent) determine to sell a particular investment interest into a separate vehicle, which may be managed by Third Point and which may have different terms than ours or such other Third Point Funds’ (e.g., longer duration), and provide shareholders with the option to receive a distribution in connection with their investment in us or such other Third Point Funds at the time of such sale, or to roll all or a portion of their interest in the investment into the new vehicle. Under such circumstances, Third Point may invest in or alongside the new vehicle, or hold the entirety of the investment interest sold by us or such other Third Point Funds through or alongside the new vehicle (e.g., in the event that all shareholders elect to monetize their investment at the time of sale to the new vehicle).

Recommendations by the Adviser

The Adviser and its affiliates may give advice and recommend securities to other clients which may differ from advice given to, or securities recommended or bought for, us even though such other clients’ investment objectives may be similar to ours, which could have an adverse effect on our business, financial condition and results of operations.

Potential Merger with or Purchase of Assets of Another Fund

The Adviser may in the future recommend to the Board that we merge with or acquire all or substantially all of the assets of one or more funds, including another fund related to Third Point. We do not expect that the Adviser would recommend any such merger or asset purchase unless it determines that it would be in our best interest and our shareholders’, with such determination dependent on factors it deems relevant, which may include our historical and projected financial performance and any proposed merger partner, portfolio composition, potential synergies from the merger or asset sale, available alternative options and market conditions. In addition, no such merger or asset purchase would be consummated absent the meeting of various conditions required by applicable law or contract, which may include approval of the Board and common equity holders of both funds. If the Adviser is the investment adviser of both funds, various conflicts of interest would exist with respect to any such transaction. Such conflicts of interest may potentially arise from, among other things, differences between the compensation payable to the Adviser by us and by the entity resulting from such a merger or asset purchase or efficiencies or other benefits to the Adviser as a result of managing a single, larger fund instead of two separate funds.

Allocation of Expenses

When allocating expenses, Third Point must first determine whether such expenses are our “own” expenses (for example, because they are directly related to investments made or to be made by us) and therefore are to be borne by us, or whether such expenses are expenses of the Adviser to be borne by the Adviser. These determinations will necessarily be subjective and may give rise to conflicts of interest.

From time to time, we, Third Point, the other Third Point Funds or any co-investment vehicles (or portfolio companies) managed by Third Point may receive products or services from third parties, the costs and expenses of which are allocable (in whole or in part) between or among us or Third Point, such other Third Point Funds or co-investment vehicles (or portfolio companies). Third Point allocates such expenses among those parties in the manner prescribed by our Governing Agreements and the applicable governing documents for such funds, vehicles or portfolio companies, and in cases where costs and expenses are properly allocable between or among multiple parties, the allocation would be done in a manner that Third Point considers to be equitable, taking into account factors such as the actual or estimated relative benefits to each applicable party of the expense-generating item (which typically would include consideration of the funds’ relative position sizes in an expense-generating investment). Oftentimes the approach to allocation requires reasonable approximations in Third Point’s good faith judgment and is not reasonably susceptible to precise allocations, which may result in us bearing more than our share on some occasions and less than our share on other occasions, which the Adviser believes will yield a fair result over time. There can be no assurance that a different manner of calculation would not result in us bearing less (or more) expenses. However, if any such allocation of expenses would result in an outcome that the Adviser considers not to be fair or equitable, the Adviser may allocate expenses among us and certain or all Third Point Funds or Other Accounts, as applicable, in a manner it determines to be fair and equitable. Any such determination is inherently subjective and may give rise to conflicts of interest between our interests and the interests of our Adviser, Third Point, or the other applicable Third Point Funds or Other Accounts, who might otherwise bear such expenses, and thus will involve approximation and that are not perfectly precise for one or more reasons.

From time to time and to the extent permitted by the 1940 Act and the conditions of any exemptive relief granted thereunder, we, our Adviser, Third Point, the other Third Point Funds or any co-investment vehicles (or portfolio companies) managed by Third Point may use subsidiaries or investment vehicles, the costs and expenses of which are allocable (in whole or in part) between or among us or Third Point, such other Third Point Funds or co-investment vehicles (or portfolio companies), as appropriate. A conflict of interest could arise in Third Point’s determination of whether certain costs or expenses that are incurred in connection with our operation shall be deemed expenses for which we are responsible, or whether such expenses should be borne, in whole or in part, by other Third Point Funds or by Third Point. We are reliant on the determinations of Third Point in respect of this allocation process, part of which is likely to involve making subjective determinations, and Third Point may be conflicted in making such determinations. From time to time, subsequent review of allocations could result in the identification of expenses that should have been allocated in a different manner, in which case Third Point will generally undertake measures to correct such occurrence, which might include a reversal of the original expense allocations, if possible, or such other equitable adjustment determined by Third Point in its discretion to be the most appropriate corrective measure. There can be no assurance that allocation errors will not arise or that corrective measures will be possible in all circumstances.

The potential liquidation of a particular subsidiary or a withdrawal/redemption from other Third Point Funds also investing in such subsidiary could lead to a situation whereby investments held by such subsidiary need to be sold when we otherwise might not sell if the asset were held directly by us, which could affect our return on such investment.

Allocation of Personnel

The Adviser and its affiliates will devote as much of their time to our activities as they deem necessary and appropriate in their discretion. By the terms of the Governing Agreements, the Adviser and its affiliates are not restricted from forming additional investment funds, from entering into other investment advisory relationships or from engaging in other business activities, even if such activities are in competition with us or may involve substantial time and resources of the Adviser and its affiliates. Third Point presently operates multiple strategies and associated entities and is expected to continue doing so in the future, including similar and other credit strategies for other existing and potential clients. Third Point personnel are permitted to have outside business activities that Third Point has determined do not involve a meaningful time commitment, including board service. These activities, while considered by Third Point to be accretive to the opportunities available to us and the Third Point Funds could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser and their officers and employees will not be devoted exclusively to our business but will be allocated between our business and the management of the other Third Point Funds and other activities. There can be no assurance that any members of the Direct Lending Investment Committee and other investment professionals comprising the TP Private Credit Team will continue to be associated with us throughout our anticipated term.

Service Providers

Certain of our advisors and other service providers or their affiliates (including accountants, administrators, lenders, bankers, brokers, attorneys, consultants, investment or commercial banking firms and certain other advisors and agents), as well as the service providers to our portfolio companies, may also provide goods or services to, or have business, personal, political, financial or other relationships with, the Adviser or Third Point. Such advisors and service providers may be our shareholders, affiliates of the Adviser, sources of investment opportunities or co-investors or counterparties therewith. While such arrangements have the potential to give rise to conflicts of interest, the Adviser will attempt to ensure that our service provider selection is not impacted by any provision of services to the Adviser or Third Point, and that we do not effectively subsidize the costs of such services provided to entities other than ourselves. In certain circumstances, advisors and service providers, or their affiliates, may charge different rates or have different arrangements for services provided to the Adviser or its respective affiliates as compared to services provided to us and our portfolio companies, which will result in more favorable rates or arrangements than those payable by us or such portfolio companies. Furthermore, certain owners, members, principals, officers or employees of Third Point may be related to (by blood, marriage or otherwise), or may be personal friends with, our service providers or their respective owners, members, principals, officers or employees. The Adviser will address these conflicts of interest by, in consultation with our Chief Compliance Officer, the Board, and Third Point’s compliance committee, and consistent with the compliance obligations set forth under Rule 38a-1 the 1940 Act, taking reasonable measures to ascertain whether each service provider is qualified and appropriate to provide its services in a manner that serves our best interests, taking into account factors such as expertise, availability and quality of service and the competitiveness of compensation rates in comparison with other service providers.

In addition, our portfolio companies may transact business with (or otherwise provide services or products to) one another. Those same portfolio companies may also transact business with us, the Adviser or its employees or affiliates. Such arrangements will generally be negotiated and executed at arm’s length, but certain factors may lead a portfolio company to pay higher fees in connection with the services or products provided as compared to other similar providers. Those factors include, without limitation, the complexity of the services or products being provided, the reputation of the portfolio company in providing such services or products, and the ability of the portfolio company to meet specified time, budget or other constraints. Furthermore, the Adviser or our portfolio companies may enter into agreements collectively with vendors which provide products and services to the Adviser or the portfolio companies, generally in an effort to reduce costs and expenses. The Adviser may act as a host for the negotiation process associated with such agreements. Notwithstanding the foregoing, the Adviser acts solely as a liaison in connection with the evaluation of, and has no control over the entering into, definitive agreements by such portfolio companies. Any definitive agreements shall be executed solely by and between the applicable portfolio company and applicable counterparty, and such portfolio company (and not the Adviser, except where the Adviser is acting in its own capacity) shall be solely responsible for its obligations thereunder.

Advisors and Consultants

The Adviser may work with or alongside one or more consultants, advisors (including senior advisors and CEOs) or operating partners who are retained by the Adviser on a consultancy or retainer or other basis, to provide services to us. The functions undertaken by such persons with respect to us will not be exclusive and such persons may perform similar functions and duties for other organizations which may give rise to conflicts of interest. Such persons may also be appointed to the board of directors or trustees of portfolio companies and have other business interests which give rise to conflicts of interest with our interests or a portfolio company in which we invest. Shareholders should note that such persons may retain compensation that will not offset the Management Fee payable to the Adviser, and that: (i) such persons are permitted to retain all directors’ or trustees’ fees, monitoring fees and other compensation received by them in respect of acting as a trustee or officer of, or providing other services to, a portfolio company and such amounts shall not be credited against the Management Fee; (ii) certain of such persons may be paid a deal fee, a consultancy fee or other compensation where they are involved in a specific project relating to us, which fee will be paid either by us or, if applicable, the relevant portfolio company; and (iii) such persons may be invited to invest in us or alongside us in investments, as part of a participation framework or otherwise, and will be entitled to retain all of the proceeds generated from such investments.

Valuation Matters

Our investment portfolio will be recorded at fair value as determined in good faith in accordance with procedures established by the Adviser and, as a result, there is and will be uncertainty as to the value of our portfolio investments. The Board has designated the Adviser as our Valuation Designee in accordance with Rule 2a-5 under the 1940 Act. Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined in good faith by the Valuation Designee in accordance with procedures established by the Board. There is not a public market or active secondary market for many of the types of investments in privately held companies that we intend to hold and make. Our investments may not be publicly traded or actively traded on a secondary market but, instead, may be traded on a privately-negotiated over-the-counter secondary market for institutional investors, if at all. As a result, these investments will be valued quarterly at fair value as determined in good faith by the Valuation Designee in accordance with valuation policy and procedures approved by the Board.

The determination of fair value, and thus the amount of unrealized appreciation or depreciation that we may recognize in any reporting period, is to a degree subjective, and the Adviser has a conflict of interest in making determinations of fair value. It is expected to be necessary in certain circumstances to rely on models or make assumptions regarding various facts and circumstances that cannot be predicted or verified with certainty, particularly when valuing less liquid and hard-to-value investments. Methodologies used to value any investment will involve subjective judgments and projections and the resulting valuations may not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct. The types of factors that may be considered in determining the fair values of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow, current market interest rates and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, the valuations may fluctuate significantly over short periods of time due to changes in current market conditions. The Valuation Designee’s valuation committee may supplement or revise its general review of pricing with additional valuation controls to the extent consistent with the valuation policy approved by the Board, which controls may include, without limitation, conducting annual due diligence meetings with selected independent pricing vendors or brokers to assess the quality of pricing sources used, and the performance of backtesting to compare trade prices to month end prices. The determinations of fair value in accordance with procedures established by the Board may differ materially from the values that would have been used if an active market and market quotations existed for such investments. Our net asset value could be adversely affected if the determinations regarding the fair value of the investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

Operating Policies

The Board has the authority to modify or waive certain operating policies, investment criteria and strategies, in some cases without prior notice and without shareholder approval. We cannot predict the effect any changes to current operating policies, investment criteria and strategies would have on our business, net asset value, operating results or on the value of our securities. However, the effects might be adverse, which could negatively impact our ability to pay distributions and may cause shareholders to lose all or part of their investment in us. Moreover, we will have significant flexibility in investing the net proceeds of the Initial Private Offering and may use the net proceeds from the Initial Private Offering in ways with which shareholders may not agree.

Policies and procedures implemented by the Adviser or Third Point from time to time (including as may be implemented in the future) to mitigate actual or potential conflicts of interest and address certain regulatory requirements and contractual restrictions could at times reduce the synergies across Third Point’s areas of operation or experience that we expect to draw on for purposes of pursuing attractive investment opportunities. Because the Adviser may have and Third Point has other activities beyond their management of us, they will be subject to a number of actual and potential conflicts of interest, additional regulatory considerations and more legal and contractual restrictions than they otherwise would be subject to if they focused only on us or if they did not pursue a variety of different investment strategies across different markets and industries. In addressing these conflicts and regulatory, legal and contractual requirements across its various businesses, Third Point has implemented and may in the future implement certain policies and procedures (such as, for example, information walls) that could reduce the positive synergies that we expect to utilize for purposes of finding attractive investments. In that regard, it is possible that in the future Third Point will establish information barriers or other forms of separation between certain professionals, such as those who are primarily involved in trading marketable instruments or liquid instruments or distressed investments, on the one hand, and other professionals, such as others who are primarily involved in privately-negotiated or illiquid investments, on the other, and in any such event it is possible that we will not be able to avail ourselves of the full resources of Third Point as otherwise described in this Annual Report. Such information barriers or other forms of separation between certain professionals may cause certain personnel to not have access to material non-public information in the possession of other Third Point personnel which might be relevant to an investment decision we will make, and we may initiate a transaction or sell a portfolio investment which, if such information had been known to us, we may not have undertaken. There can be no assurance that walling-off procedures can be implemented efficiently or successfully in all cases.

Diverse Shareholders

Our shareholders are expected to include U.S. taxable and tax-exempt entities, and institutions from jurisdictions outside of the United States. Such shareholders may have conflicting investment, tax and other interests with respect to their investments in us. The conflicting interests of individual shareholders may relate to or arise from, among other things, the nature of investments we make or how we structure the acquisition of certain portfolio investments. As a consequence, conflicts of interest may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of our investments, that may be more beneficial for one shareholder than for another shareholder, especially in respect of shareholders’ individual tax situations. In selecting and structuring investments appropriate for us, the Adviser will consider our investment and tax objectives, rather than the investment, tax or other objectives of any shareholder individually.

Other Transactions with Prospective and Actual Shareholders

Prospective investors should note that the Adviser and its affiliates from time to time engage in transactions with prospective and actual shareholders or their affiliates that provide economic and business benefits to such shareholders and the Adviser and its affiliates. Such transactions may be entered into prior to or concurrently with a shareholder’s admission to the Fund or during the term of their investment. The nature of such transactions can be diverse and may include benefits relating to us and our portfolio companies. Examples include the ability to co-invest alongside us, recommendations to underwriters for allocations in initial public offerings, a broad range of commercial transactions in the ordinary course of business with such shareholders, their affiliates and portfolio companies, and the purchase or disposition of interests to or from portfolio companies. In addition, the Adviser may acquire Shares from existing shareholders without offering such secondary opportunities to the other shareholders. In such event, the Adviser will have oral and written information concerning the portfolio companies that may be non-public and may be deemed material to a decision to sell Shares, including any information regarding the business, operations, property, financial and other conditions and creditworthiness of the portfolio companies, which may not be disclosed to the selling shareholder prior to such acquisition.

Trustee Independence

For information regarding the independence of our trustees, see “Item 10. Trustees, Executive Officers and Corporate Governance.”

Item 14. Principal Accounting Fees and Services

The Board has appointed Ernst & Young LLP to serve as our independent registered public accounting firm for the year ending December 31, 2025 and period from May 23, 2024 (date of formation) to December 31, 2024.

The following information regarding audit fees, audit-related fees, tax fees and all other fees billed by Ernst & Young LLP is for the fiscal year ended December 31, 2025 and the period from May 23, 2024 (date of formation) to December 31, 2024.

	For the year ended December 31, 2025	For the period from May 23, 2024 (Date of Formation) to December 31, 2024
Audit Fees	$182,500	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$182,500	$-

(1)	Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and reviews of the financial statements filed with the SEC on Forms 10-K and 10-Q.

(2)	Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. These services include, among other things, providing comfort letters, consents and review of documents filed with the SEC, as well as attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(4)	All Other Fees: Other fees would include fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Ernst & Young LLP, our independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Number	Exhibit

3.1	Certificate of Trust[1]

3.2	Form of Amended and Restated Declaration of Trust[2]

3.3	Form of Bylaws[2]

4.2*	Description of Securities*

10.1	Form of Amended and Restated Investment Advisory Agreement between the Fund and the Adviser[4]

10.2	Form of Administration Agreement between the Fund and the Administrator[2]

10.3	Distribution Reinvestment Plan[3]

10.4	Form of Indemnification Agreement for Trustees and Officers[2]

10.5	Form of Custody Agreement by and between the Fund and State Street Bank and Trust Company[3]

10.6	Form of Transfer Agency and Service Agreement by and between the Fund and State Street Bank and Trust Company[3]

10.7	Form of Subscription Agreement[4]

10.8*	Form of Amended and Restated Expense Support Agreement*

10.9	12b-1 Distribution and Servicing Plan[4]

10.10	18f-3(d) Multiple Class[4]

10.11*	Management Fee Waiver Letter*

19.1*	Insider Trading Policy*

31.1*	Certification of Principal Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Principal Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002*

32*	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith

1     Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56662) filed on May 31, 2024 and incorporated herein by reference.

2     Previously filed as part of the Registrant’s amended Registration Statement on Form 10 (File No. 000-56662) filed on April 21, 2025 and incorporated herein by reference.

3     Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56662) filed on May 13, 2025 and incorporated herein by reference.

4      Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56662) filed on December 19, 2025 and incorporated herein by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Third Point Private Capital Partners

Date: March 31, 2026	/s/ Christopher W. Taylor
Name: Christopher W. Taylor Title: President, Chief Executive Officer, Chair of the Board and Trustee (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant on March 31, 2026 in the capacities indicated.

Name	Title
/s/ Christopher W. Taylor	President, Chief Executive Officer, Chair of the Board and Trustee
Christopher W. Taylor	(Principal Executive Officer)

/s/ Jeffrey Liddle	Chief Financial Officer and Treasurer
Jeffrey Liddle	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua L. Targoff
Joshua L.Targoff	Trustee

/s/ David Mann
David Mann	Trustee

/s/ Michael Pompeo
Michael Pompeo	Trustee

/s/ Jay Wintrob
Jay Wintrob	Trustee