Form 10-Q
period 2026-03-31
Third Point Private Capital Partners
filed 2026-05-15
CIK 2025369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant’s common shares of beneficial interest, $0.001 par value per share (“Shares”) outstanding as of May 15, 2026 were 2,135,811 Class I shares, 0 Class S shares and 0 Class D shares. Common Shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I – Financial INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-Q (this “Report”) of Third Point Private Capital Partners (together, with its consolidated subsidiaries, the “Fund,” “we”, “our” or “us”) contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K.

We have based the forward-looking statements included in this Report on information available to us on the date of this Report, and we assume no obligation to update any such forward-looking statements, unless we are required to do so by applicable law. However, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission, including subsequent amendments to this Report, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	the ability of our prospective portfolio companies to achieve their objectives;
●	our business prospects and the business prospects of our prospective portfolio companies;
●	the ability of the Third Point Private Capital LLC (the “Adviser”) and its affiliates to retain talented professionals;
●	our ability to raise sufficient capital to execute our investment strategy;
●	our future operating results and dependence on key personnel and the Adviser;
●	risks associated with possible disruptions due to terrorism in our operations or the economy generally;
●	the relative and absolute performance of the Adviser;
●	our expected financings and investments;
●	future changes in laws or regulations and conditions in our operating areas;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	interest rate volatility, including volatility associated with debt investments based on floating rates, such as SOFR (as defined below), EURIBOR (as defined below), the Federal Funds Rate or the prime rate;
●	the ongoing crises in Ukraine, the Middle East and other global conflicts;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to a rating agency downgrade;
●	general economic and political trends and other external factors, including pandemics and recent supply chain disruptions;

●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
●	the portfolio may be affected by force majeure events and climate change-related occurrences and public health concerns;
●	our information and technology systems, as well as those of the Adviser and their respective service providers, may be vulnerable to cybersecurity incidents;
●	we may be required to disclose information under the U.S. Freedom of Information Act (“FOIA”) which may affect our competitive advantage;
●	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations issued thereunder;
●	our regulatory structure as a business development company (“BDC”) and tax status as a regulated investment company (a “RIC”);
●	the tax status of the enterprises in which we may invest;
●	our ability to pay dividends or make distributions;
●	our contractual arrangements and relationships with third parties;
●	the adequacy of our cash resources; and
●	the impact of future acquisitions, divestitures and investments.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Report.

Item 1. Financial Statements

THIRD POINT PRIVATE CAPITAL PARTNERS

Consolidated Statement of Assets and Liabilities

(In U.S. Dollars)

	March 31, 2026
	(Unaudited)	December 31, 2025
Assets
Cash	$25,000	$25,000
Deferred offering costs (net of expense sharing) (Notes 3 and 4)	2,869,760	2,192,526
Receivable from Adviser (Note 4)	485,415	306,260
Total assets	$3,380,175	$2,523,786
Liabilities
Organizational and offering costs payable	$2,960,984	$1,791,631
Professional and other fees payable	276,691	—
Payable to Adviser	—	707,155
Trustees’ fees payable (Note 4)	117,500	—
Total liabilities	$3,355,175	$2,498,786
Commitments and Contingencies (See Note 5)
Net Assets
Common shares, par value $0.001 per share, unlimited common shares authorized; 1,000 common shares issued and outstanding	$1	$1
Additional paid-in-capital	24,999	24,999
Total net assets	$25,000	$25,000
Total liabilities and net assets	$3,380,175	$2,523,786
Net Assets per share	$25.00	$25.00

See accompanying notes.

THIRD POINT PRIVATE CAPITAL PARTNERS

Consolidated Statement of Operations

(Unaudited)

(In U.S. Dollars)

	Three Months Ended March, 31
	2026	2025
Expenses
Organizational expenses (Notes 3 and 4)	$—	$299,374
Professional and other fees	429,534	—
Trustees’ fees	117,500	—
Less: Expense support (net of expense sharing) (Note 4)	(547,034)	(299,374)
Net expenses	—	—
Net income/(loss)	$—	$—

See accompanying notes.

THIRD POINT PRIVATE CAPITAL PARTNERS

Consolidated Statement of Changes in Net Assets

(Unaudited)

(In U.S. Dollars)

	Three Months Ended March, 31
	2026	2025
Capital transactions:
Common shares of beneficial interest issued	$—	$25,000
Net increase in net assets resulting from capital transactions	—	25,000
Net increase in net assets	—	25,000
Net assets at the beginning of the period	$25,000	—
Net assets at the end of the period	$25,000	$25,000

See accompanying notes.

THIRD POINT PRIVATE CAPITAL PARTNERS

Consolidated Statement of Cash Flows

(Unaudited)

(In U.S. Dollars)

	Three Months Ended March, 31
	2026	2025
Cash flows from operating activities:
Net income	$—	$—
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Changes in operating assets and liabilities:
Decrease/(increase) in deferred offering costs	$(677,234)	(637,127)
Decrease/(increase) in receivable from Adviser	$(179,155)	(36,089)
Increase/(decrease) in organizational and offering costs payable	$1,169,353	673,216
Increase/(decrease) in professional and other fees payable	276,691	—
Increase/(decrease) in Payable to Adviser	(707,155)	—
Increase/(decrease) in trustee fee payable	$117,500	—
Net cash provided by/(used in) operating activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common shares of beneficial interest	$—	25,000
Net cash provided by/(used in) financing activities	$—	25,000

Net increase in cash and cash equivalents	—	25,000
Cash and cash equivalents at the beginning of the period	$25,000	—
Cash and cash equivalents at the end of the period	$25,000	$25,000

See accompanying notes.

THIRD POINT PRIVATE CAPITAL PARTNERS

Notes to Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2026

1. Organization

Third Point Private Capital Partners (together, with its consolidated subsidiaries, the “Fund”) is a Delaware statutory trust formed on May 23, 2024. The Fund is an externally managed, non-diversified closed-end management investment company. The Fund intends to elect to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “1940 Act”). Prior to electing to be regulated as a BDC (the “BDC Election”), the Fund intends to operate as a private fund in reliance on an exemption from the definition of “investment company” under Section 3(c)(7) of the 1940 Act. For information regarding events occurring subsequent to March 31, 2026, including the BDC Election, see Note 7, Subsequent Events.

The Fund is a party to an investment advisory agreement with Third Point Private Capital LLC (the “Adviser”), an affiliate of Third Point LLC. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”). The Adviser or its affiliate thereof will also serve as administrator to the Fund pursuant to which the Adviser will either provide or arrange for the provision of office space, as well as compliance, accounting and administrative support services necessary for the Fund to operate.

The Fund’s investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will seek to achieve its investment objective by investing primarily in senior secured loans to U.S.-domiciled, middle market private companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. The Fund generally considers middle-market companies to consist of companies with $10 million to $100 million of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). While the Fund intends to target loans to middle market companies, it may invest in private credit opportunities and related investments of larger or smaller companies, as well as other structured financing solutions. While most of the Fund’s investments will be in private U.S. companies (following the BDC Election, in compliance with BDC regulatory requirements to invest at least 70% of the Fund’s assets in “qualifying assets”, as defined in Section 55(a) of the 1940 Act), the Fund may invest up to 30% of the Fund’s portfolio opportunistically in non-qualifying assets, which will be driven primarily through opportunities sourced through the Adviser.

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

As of both March 31, 2026 and December 31, 2025, the Fund had not yet commenced investment operations, and its activities were limited primarily to organizational and offering efforts.

2. Significant Accounting Policies

The following is a summary of the significant accounting and reporting policies used in preparing the financial statements.

Basis of presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements of Form 10-Q and Article 10 of Regulation S-X.

The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. These consolidated financial statements should be read in conjunction with the audited financial statements and accompanying notes thereto included in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Principles of Consolidation

As provided under Regulation S-X and ASC 946, the Fund will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the accompanying consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, TP Private Capital Partners SPV I (FLCF) LLC (“SPV I”) and TP Private Capital Partners SPV II (SCF) LLC (“SPV II”). SPV I and SPV II are special purpose financing vehicles formed in connection with credit facilities entered into subsequent to March 31, 2026. See Note 7, Subsequent Events. All significant intercompany balances and transactions have been eliminated in consolidation. As of March 31, 2026, the wholly-owned subsidiaries had no assets, liabilities, or operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual amounts may ultimately differ from those estimates and such differences could be material.

Cash and cash equivalents

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less when purchased. As of March 31, 2026 and December 31, 2025, the Fund held only cash and did not hold any cash equivalents. Cash reported in the Consolidated Statement of Assets and Liabilities totaled $25,000 as of March 31, 2026 and December 31, 2025.

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

Organizational expenses are expensed as incurred and presented in the Consolidated Statement of Operations. Offering costs are capitalized as deferred offering costs in the Consolidated Statement of Assets and Liabilities and will be amortized over a twelve-month period commencing upon the start of the Fund’s operations. To the extent organizational expenses are paid by the Adviser on behalf of the Fund, such amounts are recorded as expense support in accordance with the Expense Support and Conditional Reimbursement Agreement described in Note 4. Amounts advanced by the Adviser are subject to potential reimbursement by the Fund in future periods, contingent upon the terms of the agreement. Reimbursement payments to the Adviser are accrued when they become probable and reasonably estimable.

Professional and Other Fees

Professional and other fees may consist of audit, tax, legal, and other ongoing service provider fees incurred by the Fund. These expenses are recognized as incurred and presented in the Consolidated Statement of Operations. To the extent paid by the Adviser on behalf of the Fund, such amounts are recorded as expense support in accordance with the Expense Support and Conditional Reimbursement

Agreement described in Note 4. For the three months ended March 31, 2026, the Fund incurred professional and other fees of $429,534, primarily consisting of fees incurred in connection with regulatory filings.

Income Taxes

For the taxable year ended December 31, 2025, the Fund had no investment operations. Following the BDC Election, the Fund intends to elect to be treated, and qualify annually thereafter, as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2026. See Note 7, Subsequent Events, for further information regarding the BDC Election. As long as the Fund maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends or distributions. As a result, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s shareholders and will not be reflected in the consolidated financial statements of the Fund.

To qualify for and maintain qualification as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” as defined in the Code, for each year, which is generally its ordinary income plus the excess, if any, of its net realized short-term capital gains over its net realized long-term capital losses. The Fund intends to make sufficient distributions to its shareholders in order to qualify as a RIC and not be subject to U.S. federal corporate-level income taxes.

Depending on the level of taxable income earned in a taxable year, the Fund may carry forward taxable income (including net capital gains, if any) in excess of current year dividend distributions from such current year taxable income into the next taxable year and pay a 4% nondeductible U.S. federal excise tax on such taxable income, as required, if it does not distribute at least 98% of its ordinary income and 98.2% of its capital gain net income. To the extent that the Fund determines that its estimated current year taxable income will be in excess of estimated dividend distributions for the current year from such income, the Fund may be required to accrue estimated excise tax on estimated excess taxable income.

The Fund evaluates tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet a “more-likely-than-not” threshold would be recorded as a tax expense in the current year. The Adviser has reviewed the Fund’s tax positions and has concluded that no material provision for income tax is required in the Fund’s consolidated financial statements. Generally, the Fund may be subject to income tax examinations by major tax authorities including the United States and other authorities for open tax years since inception. The Fund would recognize interest and penalties, if any, related to unrecognized tax positions as income tax expense in the Consolidated Statement of Operations. For the three months ended March 31, 2026 and 2025, the Fund did not incur any interest or penalties related to unrecognized tax positions.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires enhanced disclosure of certain income statement expense categories. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. It is to be adopted on a prospective basis with the option to apply retrospectively. The Fund is currently evaluating the impact of this guidance on its financial statements.

3. Offering Costs and Organizational Expenses

Offering costs and organizational expenses consist of costs incurred to establish the Fund and enable it to legally do business.

For the three months ended March 31, 2026, the Fund incurred no organizational expenses. For the three months ended March 31, 2025, the Fund incurred organizational expenses of $299,374 which are included in organizational expenses in the Consolidated Statement of Operations. As of March 31, 2026 and December 31, 2025, deferred offering costs recorded by the Fund totaled $2,869,760 and $2,192,526, respectively, and are included in deferred offering costs on the Consolidated Statement of Assets and Liabilities.

These costs will be subject to potential recoupment in accordance with the Fund’s Amended and Restated Expense Support and Conditional Reimbursement Agreement, as discussed and defined in Note 4.

A portion of the Fund’s organizational and offering costs incurred through December 31, 2025 were allocated to an affiliated fund pursuant to the Organizational and Offering Expense Sharing Agreement (the “Expense Sharing Agreement”) with Third Point Private Capital Income Fund, an affiliated fund under common management with the Adviser). No amounts were allocated under the Expense Sharing Agreement during the three months ended March 31, 2026.

4. Related Party Transactions

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Adviser. Subject to the overall supervision of the Fund’s Board of Trustees (the “Board”), the Adviser provides investment advisory and administrative services to the Fund. For providing these services, the Adviser will receive fees from the Fund consisting of a management fee and an incentive fee. Under the investment advisory agreement, the Fund may terminate the agreement without payment of any penalty upon not less than 60 days’ written notice to the Adviser, either by vote of a majority of the outstanding voting securities of the Fund or by a majority of the Board. The Adviser may also terminate the agreement without payment of any penalty upon not less than 60 days’ written notice to the Fund.

The management fee is payable quarterly in arrears at an annual rate of 1.25% of average net assets as of the end of the applicable calendar quarter and the end of the immediately preceding calendar quarter.

Effective March 2, 2026, the Board approved a voluntary management fee waiver by the Adviser pursuant to which, for the first three years following commencement of operations, the Adviser will waive a portion of the management fee, reducing the annual rate to 0.50% in each of the first and second years and to 0.75% in the third year, after which the management fee will revert to the standard annual rate of 1.25%.

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

The Fund will pay its Adviser the Investment Income Incentive Fee quarterly in arrears with respect to the Fund’s pre-incentive fee net investment income in each calendar quarter as follows:

●	No Investment Income Incentive Fee in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
●	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.714% in any calendar quarter (6.857% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.714%) is referred to as the “catch-up”. The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.714% in any calendar quarter; and
●	12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.714% in any calendar quarter (6.857% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Adviser.

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

As of March 31, 2026, the Fund has not yet commenced investment activities, and no management or incentive fees are payable to the Adviser.

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which, among other things, the Adviser has agreed to pay (“Expense Support Payment”) among other expenses and costs, organizational expenses and offering costs of the Fund on the Fund’s behalf such that these expenses do not exceed 0.1875% (0.75% on an annualized basis) of the Fund’s applicable quarter-end net asset value (the “Expense Cap”), as amended effective March 2, 2026. Prior to such amendment, the Expense Cap was 0.375% per quarter (1.50% annualized). The Adviser may also elect to pay an additional portion of the Fund’s expenses from time to time (“Expense Payment”) provided that no portion of the Expense Payment will be used to pay any interest expense or distribution and/or servicing fees of the Fund. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates.

For the three months ended March 31, 2026, the Fund incurred professional and other fees of $429,534 and Trustees’ fees of $117,500. For the three months ended March 31, 2025, the Fund incurred organizational expenses of $299,374. The Adviser has elected to pay these expenses as Expense Support Payments. Accordingly, the Fund recorded expense support of $547,034 and $299,374, respectively, on the Consolidated Statement of Operations, offsetting gross operational expenses. The amounts presented for the three months ended March 31, 2025 are presented prior to the effect of the Organizational and Offering Expense Sharing Agreement entered into with Third Point Private Capital Income Fund, which became effective December 31, 2025.

After giving effect to such expense support from the Adviser, the Fund had no net expenses for the three months ended March 31, 2026 or the three months ended March 31, 2025. These costs, along with any additional offering costs and organizational expenses incurred prior to the commencement of operations of the Fund, have been, and will continue to be, paid by the Adviser. However, the Fund will reimburse the Adviser for these costs in future periods to the extent that they qualify as Reimbursement Payments as discussed above. Reimbursement Payments to the Adviser will be accrued as they become probable and estimable.

As of March 31, 2026 and December 31, 2025, a portion of the Adviser’s Expense Support Payments had not yet been funded by the Adviser in the amounts of $485,415 and $306,260, respectively, and are recorded as receivable from Adviser on the Consolidated Statement of Assets and Liabilities. The same amounts are included in organizational and offering costs payable, professional and other fees payable, and Trustees’ fees payable, representing the Fund’s obligation to the Trustees and third party service providers that had not yet been settled by the Adviser.

The Fund capitalized offering costs of $677,234 and $637,127 during the three months ended March 31, 2026 and 2025, respectively, which are presented as deferred offering costs on the Consolidated Statement of Assets and Liabilities. The aggregate balance of such costs was $2,869,760 and $2,192,526 as of March 31, 2026 and December 31, 2025, respectively. These costs will be amortized to expense upon commencement of the Fund’s investment operations and will then be subject to future reimbursement as discussed above.

Trustees’ Fees

Members of the Board who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings. For the three months ended March 31, 2026, the Fund incurred Trustees’ fees of $117,500. No Trustees’ fees were incurred during the three months ended March 31, 2025. As of March 31, 2026, $117,500 of Trustees’ fees remains unpaid and is included in Trustees’ fees payable on the Consolidated Statement of Assets and Liabilities. No Trustees’ fees were payable as of December 31, 2025. These amounts are subject to the Amended and Restated Expense Support and Conditional Reimbursement Agreement.

5. Commitments and Contingencies

Prior to the Fund’s BDC Election, during the year ended December 31, 2025 and the three months ended March 31, 2026, the Fund entered into a series of conditional purchase agreements (each, a “Purchase Agreement” and collectively, the “Purchase Agreements”) with Macquarie Bank Limited and its affiliates (collectively, the “Financing Provider”).

The Purchase Agreements provide a framework pursuant to which the Fund may, from time to time, request that the Financing Provider acquire certain loan investments designated by the Fund, subject to the Financing Provider’s approval. The transactions contemplated under the Purchase Agreements are intended to consist primarily of loans to middle-market companies consistent with the Fund’s investment objective (the “Warehousing Transactions”).

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

As of March 31, 2026, the conditions precedent under the Purchase Agreements had not been satisfied and, accordingly, the Fund had not acquired any investments, and no Warehouse Investments were reflected on the Fund’s Consolidated Statement of Assets and Liabilities as of that date. Subsequent to March 31, 2026, the conditions precedent were satisfied and the Fund completed the acquisition of the Warehouse Investments. See Note 7, Subsequent Events.

6. Net Assets

In connection with its formation, the Fund has the authority to issue an unlimited number of Shares at $0.001 par value per share. As of March 31, 2026 and December 31, 2025, the Fund has issued 1,000 Shares at $25.00 per share, and all are outstanding.

During the three months ended March 31, 2026, the Fund declared no distributions. During the year ended December 31, 2025, the Fund declared and paid a cash distribution of $564 to its sole shareholder, representing interest income earned on seed capital contributed by the shareholder. The distribution was intended to maintain the Fund’s net asset value per share at $25.00 in connection with the Fund’s initial offering.

7. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements other than those disclosed below.

Election to be Regulated as a Business Development Company

On April 7, 2026, the Fund completed the BDC Election by filing a notification of election on Form N-54A with the SEC.

Subscription Agreements

On April 7, 2026, the Fund entered into a subscription agreement with Delticus Opportunities Fund LLC, an affiliate of the Adviser, (“Delticus”) pursuant to which the investor committed to purchase up to $40.0 million of shares of the Fund’s Class I common stock. The commitment was funded in full. Delticus also committed an additional $20.0 million, of which $2.0 million has been funded as of the issuance date of these consolidated financial statements. The Fund also accepted fully funded capital commitments from third-party investors totaling approximately $22.5 million.

Goldman Sachs Bank USA Credit Facilities

On April 7, 2026, SPV I, a wholly-owned subsidiary of the Fund, entered into a senior secured asset-based credit facility with Goldman Sachs Bank USA (the “ABL Credit Facility”). The ABL Credit Facility provides for an initial committed amount of $150.0 million, with the ability to increase subject to specified conditions, and has a five-year maturity consisting of a three-year reinvestment period followed by a two-year amortization period. Advances bear interest at Term SOFR plus 1.90%.

On April 7, 2026, SPV II, a wholly-owned subsidiary of the Fund, entered into a senior secured revolving subscription credit facility with Goldman Sachs Bank USA (the “SCF Credit Facility”). The SCF Credit Facility provides for an initial committed amount of $20.0 million. The SCF Credit Facility matures on the earlier of (i) the 12-month anniversary of the closing date and (ii) 30 days prior to the last date the Fund may issue capital calls under its governing documents. Advances bear interest at Term SOFR plus 2.40%.

Initial Portfolio / Warehouse Investments

On April 7, 2026, the Fund completed the acquisition of the Warehouse Investments from the Financing Provider pursuant to the Purchase Agreements described in Note 5. The Fund acquired Warehouse Investments with aggregate commitments of approximately $105.9 million for an aggregate purchase price of approximately $85.7 million, net of accrued interest. The acquisition was funded through a combination of cash proceeds from the Fund’s private offering of Shares and borrowings under the Fund’s credit facilities described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with “Item 1. Financial Statements” hereto and “Part II, Item 8—Financial Statements and Supplementary Data” of our most recent Annual Report on Form 10-K, as updated from time to time by our periodic filings with the SEC. This discussion contains forward-looking statements and involves numerous risks, uncertainties, and other factors outside of our control, including, but not limited to, those set forth in Part I, Item 1A—“Risk Factors” of our most recent Annual Report on Form 10-K, as updated from time to time by our periodic filings with the SEC.

Overview

Third Point Private Capital Partners was formed as a Delaware statutory trust under the laws of the State of Delaware on May 23, 2024. We have elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a RIC for federal income tax purposes beginning with our tax year ending December 31, 2026, and intend to qualify annually thereafter. As such, we will be required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

As of March 31, 2026, we had not made any portfolio investments nor accepted any third-party capital commitments. The Adviser had made an equity investment in us totaling $25,000, which was fully funded as of such date. Management anticipates calling additional capital for investment purposes through drawdowns on capital commitments made by investors pursuant to private offerings. In addition, subject to the applicable subscription agreement, we expect to accept investors whose entire capital commitment is funded at the time of their admission.

Investment Objective and Strategy

Our investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. We seek to achieve our investment objective by investing primarily in senior secured loans to U.S.-domiciled, middle market private companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates, including the relationships of the members of Third Point’s dedicated Private Credit team (“TP Private Credit Team”). We will also seek to achieve our investment objective by collaborating with the Adviser and its affiliates to access broader credit capabilities and industry sector experience with a view towards sourcing and selecting a wider set of investment opportunities. We will generally consider middle market companies to consist of companies with between $10 million and $100 million of annual earnings before interest expense, income tax expense, depreciation and amortization (“EBITDA”). While we intend to target loans to middle market companies, we may invest in private credit opportunities and related investments of larger or smaller companies, as well as other structured financing solutions. Our portfolio will consist primarily of directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, and unsecured debt, some of which we expect will be publicly traded, as well as equity investments and other opportunistic asset purchases, including, without limitation, common stock, preferred stock, warrants and options. We expect that, under normal circumstances, such other opportunistic asset purchases will generally not exceed 25% of our portfolio, and that no more than 10% of our total assets will be invested in exchange-listed and publicly-traded instruments under such circumstances. We may decide to make such opportunistic investments when the TP Private Credit Team believes such investments will enable us to achieve an attractive risk-adjusted return relative to other current investment opportunities. Certain of the loans or debt investment opportunities in which we invest may be accompanied by “equity-kickers,” such as warrants, through which we may acquire equity securities, or the right to acquire equity securities, in a given portfolio company. A portion of our capital may also be invested from time to time on the basis of short-term market considerations, including in more liquid assets that may have a lower yield than the directly originated debt investments we primarily intend to target. We expect most of our debt investments will either not be rated or, if rated, will carry a rating below investment grade by a nationally recognized statistical rating organization (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) or lower than “BBB-” by Standard & Poor’s Ratings Services (“S&P”), which classification is often referred to as “junk”), and we may at times invest in loans that are or that become non-performing, distressed or defaulted, or that are or may become involved in work-outs, liquidations, reorganizations, bankruptcies or similar transactions. While we expect the weighted average maturity of our portfolio investments will be approximately three to five years once we are fully invested, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments.

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

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other proprietary funds, investment vehicles or accounts to which Third Point provides discretionary investment advisory services (collectively, the “Third Point Funds”). From time to time, we may co-invest with other Third Point Funds, subject to limitations imposed on transactions with affiliates under the 1940 Act and any exemptive relief granted by the SEC. We have filed an application with the SEC seeking an exemptive order to co-invest with other funds, investment vehicles or accounts managed by the Adviser or its affiliates, such as the Third Point Funds, alongside the Adviser or its affiliates in a principal capacity, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, including oversight by our Board of Trustees (the “Board”) in the exercise of its reasonable business judgment. There can be no guarantee regarding when, or if, such relief will be granted by the SEC.

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

Leverage

The amount of leverage that we employ depends on the Adviser’s and the Board’s assessment of market and other factors at the time of any proposed borrowing. As a BDC, generally, the ratio of our total assets (less total liabilities other than indebtedness represented by senior securities) to our total indebtedness represented by senior securities plus any preferred shares, if any, must be at least 200%; however, BDCs may increase the maximum amount of leverage they may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. We took steps prior to filing our election to be regulated as a BDC that permit us to utilize leverage so long as we have an asset coverage ratio of at least 150%, which equates to approximately a 2:1 debt to equity ratio, after we incur any additional indebtedness. As of March 31, 2026, we had not entered into any credit arrangements or incurred any borrowings.

Portfolio and Investment Activity

As of March 31, 2026, we did not hold any investments. However, prior to our election to be regulated as a BDC under the 1940 Act, we entered into purchase agreements with an unaffiliated third-party financing provider pursuant to which such provider purchased, at our request, certain warehouse investments that we expected to acquire upon satisfaction of specified conditions, including the receipt by us of a minimum amount of subscriptions and the approval by the Board of the purchase of the warehouse investments (the “Warehouse Conditions”). The warehouse investments consist primarily of loans to middle-market companies consistent with our investment strategy. As of March 31, 2026, we did not own any of the warehouse investments, but expected to acquire them upon satisfaction of the Warehouse Conditions. See “—Recent Developments—Initial Portfolio / Warehouse Investments” below.

Expense Support and Conditional Reimbursement Agreement

Pursuant to the terms of the Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) between us and the Adviser, the Adviser pays on a quarterly basis certain of our expenses on our behalf such that our Other Operating Expenses (as defined below) do not exceed 0.1875% (0.75% on an annualized basis) of our applicable quarter-end net asset value (each such payment, an “Expense Payment”). “Other Operating Expenses” means our organizational and offering expenses, professional fees, trustee fees, administration fees, and other general administrative expenses (including our allocable portion of compensation (including salaries, bonuses and benefits), overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement), excluding the Management Fees and Incentive Fees we owe to the Adviser, financing fees and costs, brokerage commissions, placement agent fees, costs and expenses of distributing and placing the Shares, debt service and other costs of borrowings or other financing arrangements related to our use of leverage (including interest payable on debt and other borrowing costs incurred to finance our investments), any other interest expenses owed by us, and any litigation, indemnification and other non-recurring or extraordinary expenses (whether actual, pending or threatened) or any costs arising therefrom and any judgments, fines, remediations or settlements paid in connection therewith, all as determined in accordance with U.S. GAAP. The Adviser may also elect to pay certain additional expenses on our behalf at such times as the Adviser determines (a “Voluntary Expense Payment”), provided that no portion of a Voluntary Expense Payment will be used to pay any interest expense or distribution and/or servicing fee.

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

Under the Expense Support Agreement, following any calendar quarter in which we experience our Available Operating Funds exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess referred to herein as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof in accordance with the terms of the Expense Support Agreement, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments that we are required to make under the Expense Support Agreement are referred to herein as a “Reimbursement Payment.” The amount of the Reimbursement Payment for any calendar quarter will equal the lesser of (i) the Excess Operating Funds in such quarter and (ii) the aggregate amount of all Expense Payments made by the Adviser to us within three (3) years prior to the last business day of such calendar quarter that we have not previously reimbursed to the Adviser; provided that the Adviser may waive its right to receive all or a portion of any Reimbursement Payment in any particular calendar quarter, in which case such waived amount will remain unreimbursed Expense Payments reimbursable in future quarters pursuant to the terms of the Expense Support Agreement.

Either we or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any of our expense payments paid by the Adviser that we have not been reimbursed to the Adviser remains our obligation following any such termination, subject to the terms of the Expense Support Agreement.

Results of Operations

As we had not yet commenced investment activities or accepted third-party capital as of March 31, 2026, we generated no investment income for the three months ended March 31, 2026.

Our total expenses for the three months ended March 31, 2026 were approximately $547,034, comprised of professional and other fees of $429,534 and Trustees’ fees of $117,500. Our Adviser has agreed to pay such expenses on our behalf, subject to potential reimbursement in accordance with the terms of our Expense Support Agreement. The Fund recorded Expense Support Payments of $547,034, fully offsetting its gross expenses for the period.

Financial Condition, Liquidity and Capital Resources

As we had not yet commenced commercial activities, we did not engage in any transactions through March 31, 2026. We intend to generate further cash from (i) future offerings of our Shares, (ii) cash flows from operations and (iii) borrowings from banks or other lenders. We seek to enter into bank debt, credit facility or other financing arrangements on at least customary market terms; however, we cannot commit to do so.

Our primary use of cash is for (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements, (ii) the cost of operations (including paying the Adviser), (iii) debt service of any borrowings and (iv) cash distributions to the holders of our Shares.

From inception (May 23, 2024) through March 31, 2026, we capitalized $2,869,760 of offering costs as deferred offering costs (net of expense sharing) on the Statement of Assets and Liabilities in accordance with ASC Topic 946. These costs will be amortized to expense over a twelve-month period commencing upon the start of the Fund’s investment operations. All offering costs were funded by the Adviser pursuant to the Expense Support Agreement, subject to potential reimbursement by us in future periods. See Notes 3 and 4 to our consolidated financial statements for additional information.

Equity

From inception through March 31, 2026, our only Share issuance occurred on February 27, 2025, when the Adviser, as our sole initial shareholder, purchased 1,000 Class I Shares for an aggregate purchase price of $25,000, which amount was funded by TP BDC Funding LLC (formerly known as TP Opp SPV XVI LLC) on the Adviser’s behalf.

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

Contractual Obligations

As of March 31, 2026, we had not commenced investment operations and did not have any significant contractual payment obligations.

Investor Commitments

As of March 31, 2026, we had not accepted any third-party capital commitments. The Adviser had made an equity investment in us totaling $25,000, which was fully funded as of such date.

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the period ending March 31, 2026.

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

Valuation of Investments

We will measure the value of our investments in accordance with fair value accounting guidance promulgated under U.S. GAAP, which establishes a hierarchical disclosure framework that ranks the observability of inputs used in measuring financial instruments at fair value. See our most recent Annual Report on Form 10-K for a description of the hierarchy for fair value measurements and a description of our valuation procedures.

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

Offering and Organizational Expenses

We bear expenses relating to our organization and the initial private placement of our Shares and any subsequent offering of our Shares. Organizational expenses include, without limitation, the cost of formation, including legal fees related to our creation and organization, our related documents of organization and our election to be regulated as a BDC. Offering expenses also include, without limitation, legal, accounting, printing and other offering and marketing costs, including the fees of professional advisors, those associated with the preparation of our registration statement, and the preparation of a registration statement in connection with any subsequent offering of Shares.

U.S. Federal Income Taxes

We intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended, and intend to qualify annually as a RIC. As a RIC, we generally are not subject to corporate-level U.S. federal income taxes on any ordinary income or capital gains distributed to shareholders. To qualify as a RIC, we, among other things, must maintain an election under the 1940 Act to be regulated as a BDC, meet specified source-of-income and asset diversification requirements as well as distribute each taxable year dividends for U.S. federal income tax purposes generally of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid.

Recent Developments

Goldman Sachs Bank USA Asset-Based Credit Facility

On April 7, 2026, TP Private Capital Partners SPV I (FLCF) LLC (“SPV I”), a wholly-owned subsidiary of Third Point Private Capital Partners, entered into a senior secured credit facility (the “ABL Credit Facility”) pursuant to a Credit Agreement (the “ABL Credit Agreement”) with Goldman Sachs Bank USA, as administrative agent and lender. At closing, the ABL Credit Facility had an initial committed amount of $150,000,000 (the “Facility Amount”), with the ability to increase up to a specified maximum amount subject to satisfaction of certain conditions and Goldman Sachs’ consent. The ABL Credit Facility has a five-year maturity, consisting of a three-year reinvestment period followed by a two-year amortization period. Advances under the ABL Credit Facility bear interest at a rate per annum equal to Term SOFR plus 1.90% for Term SOFR loans. SPV I is required to pay (i) an upfront fee equal to 0.75% of the Facility Amount, payable on the closing date, and (ii) a quarterly unused commitment fee equal to 0.40% per annum on the unused portion (or such other amount, to the extent applicable, based on the date of determination) of the Facility Amount, calculated on the basis of a 360-day year and the actual number of days elapsed.

Goldman Sachs Bank USA Subscription Credit Facility

On April 7, 2026, TP Private Capital Partners SPV II (SCF) LLC (“SPV II”), a wholly-owned subsidiary of ours, entered into a senior secured revolving credit facility (the “SCF Credit Facility”) pursuant to a Credit Agreement (the “SCF Credit Agreement”) with Goldman Sachs Bank USA, as administrative agent and lender. At closing, the SCF Credit Facility had an initial committed amount of $20,000,000 (the “SCF Facility Amount”). The SCF Credit Facility matures on the earlier of (i) the 12-month anniversary of the closing date and (ii) 30 days prior to the last date we may issue capital calls under our governing documents. Advances under the SCF Credit Facility bear interest at a rate per annum equal to Term SOFR plus 2.40% for Term SOFR loans. SPV II is required to pay (i) an upfront fee equal to 0.25% of the SCF Facility Amount, payable on the closing date, and (ii) a quarterly unused commitment fee equal to 0.25% per annum on the unused portion of the SCF Facility Amount.

Share Issuances

On April 7, 2026, we issued 1,600,000 shares of our Class I common stock to Delticus Opportunities Fund LLC (“Delticus”), an affiliate of our Adviser, Third Point Private Capital LLC, for proceeds of $40.0 million. The investment was made pursuant to a subscription agreement under which the investor committed, and funded in full upon acceptance, an aggregate capital commitment of $40.0 million.

On April 14, 2026, we issued 488,569 shares of our Class I common stock to third-party investors for aggregate proceeds of approximately $12.5 million, representing fully funded capital commitments accepted from such investors.

On April 28, 2026, we issued an additional 46,243 shares of our Class I common stock to Delticus for proceeds of $2.0 million.

Initial Portfolio / Warehouse Investments

On April 7, 2026, we completed the acquisition of a portfolio of loan investments (the “Warehouse Investments”) from Macquarie Bank Limited and/or its affiliates (collectively, “Macquarie”) pursuant to certain LSTA Par/Near Par trade confirmations and related agreements (the “Trade Confirmations”). The Warehouse Investments were previously acquired by Macquarie at our request prior to our election to be regulated as a BDC under the 1940 Act, and were identified, evaluated and selected by the TP Private Credit Team. Pursuant to the Trade Confirmations, our obligation to purchase the Warehouse Investments was subject to certain conditions, including the receipt by us of a minimum amount of committed but uncalled capital commitments and approval by the Board. We satisfied such conditions and completed the acquisition on April 7, 2026.

The aggregate commitments/par amount of the Warehouse Investments was approximately $105,909,888, and the aggregate purchase price was approximately $85,696,118, net of accrued interest. The acquisition was funded with a combination of cash proceeds from the private offering of our Shares and borrowings under the credit facilities described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including investment valuation risk, interest rate risk and currency risk. Our exposure to such risks has not materially changed from what was previously disclosed in our most recent Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under loans or other contracts relating to our investments. Neither we, nor the Adviser or the Administrator, is currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

There were no unregistered sales of our equity securities during the period covered by this Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Unregistered Sale of Equity Securities.

On April 14, 2026 and April 28, 2026, we sold an aggregate of 534,812 unregistered Class I Shares, for aggregate consideration of approximately $14.5 million (with the final number of Shares being determined on May 14, 2026).

The offer and sale of the Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration provided by Section 4(a)(2) thereof, Regulation D promulgated thereunder and Regulation S thereunder.

The sale of the Shares was made pursuant to subscription agreements entered into between the Fund and the purchasers thereof. The Fund relied, in part, on representations made by the purchasers in the subscription agreements that each purchaser was an accredited investor (as defined in Regulation D under the Securities Act) or a non-U.S. person (as defined in Regulation S under the Securities Act).

Item 6. Exhibits

The following exhibits are included in this Report on Form 10-Q, or incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Number	Exhibit

3.1	Certificate of Trust[1]

3.2	Form of Amended and Restated Declaration of Trust[2]

3.3	Form of Bylaws[2]

10.1	Amended and Restated Expense Support Agreement*

10.2	Management Fee Waiver Letter[3]

10.3

ABL Credit Agreement, dated as of April 7, 2026, by and among TP Private Capital Partners SPV I (FLCF) LLC, as borrower, Third Point Private Capital LLC, as collateral manager, various lenders, Goldman Sachs Bank USA, as syndication agent, administrative agent and calculation agent, and State Street Bank and Trust Company, as collateral agent, collateral custodian, and collateral administrator[4]

10.4

SCF Credit Agreement, dated as of April 7, 2026 by and among TP Private Capital Partners SPV II (SCF) LLC, as borrower, Third Point Private Capital LLC, as collateral manager, and Goldman Sachs Bank USA, as administrative agent and as a lender, and the other lenders from time to time party thereto[4]

31.1	Certification of Principal Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document.*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*Filed herewith

[1]	Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56662) filed on May 31, 2024 and incorporated herein by reference.
[2]	Previously filed as part of the Registrant’s amended Registration Statement on Form 10 (File No. 000-56662) filed on April 21, 2025 and incorporated herein by reference.
[3]	Previously filed as part of the Registrant’s Annual Report on Form 10-K (File No. 000-56662) filed on March 31, 2026 and incorporated herein by reference.
[4]	Previously filed as part of the Registrant’s Current Report on Form 8-K (File No. 814-01730) filed on April 13, 2026 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Third Point Private Capital Partners

Date: May 15, 2026	/s/ Christopher W. Taylor
Name: Christopher W. Taylor Title: President, Chief Executive Officer, Chair of the Board and Trustee (Principal Executive Officer)

Date: May 15, 2026	/s/ Jeffrey Liddle
Name: Jeffrey Liddle Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)