Form 10-Q
period 2026-06-30
Third Point Private Capital Partners
filed 2026-08-13
CIK 2025369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The Registrant’s common shares of beneficial interest, $0.001 par value per share (“Shares”) outstanding as of August 13, 2026 were 2,546,492 Class I shares, no Class S shares, and no Class D shares. Common Shares outstanding exclude August 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

i

PART I – Financial INFORMATION

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-Q (this “Report”) of Third Point Private Capital Partners (together, with its consolidated subsidiaries, the “Fund,” “we”, “our” or “us”) contains forward-looking statements regarding the plans and objectives of management for future operations. Any such forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “target,” “goals,” “plan,” “forecast,” “project,” other variations on these words or comparable terminology, or the negative of these words. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including the factors discussed in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	the ability of our prospective portfolio companies to achieve their objectives;
●	our business prospects and the business prospects of our prospective portfolio companies;
●	the ability of the Third Point Private Capital LLC (the “Adviser”) and its affiliates to retain talented professionals;
●	our ability to raise sufficient capital to execute our investment strategy;
●	our future operating results and dependence on key personnel and the Adviser;
●	risks associated with possible disruptions due to terrorism in our operations or the economy generally;
●	the relative and absolute performance of the Adviser;
●	our expected financings and investments;
●	future changes in laws or regulations and conditions in our operating areas;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	interest rate volatility, including volatility associated with debt investments based on floating rates, such as SOFR (as defined below), EURIBOR (as defined below), the Federal Funds Rate or the prime rate;
●	the ongoing crises in Ukraine, the Middle East and other global conflicts;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to a rating agency downgrade;

●	general economic and political trends and other external factors, including pandemics and recent supply chain disruptions;
●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
●	the portfolio may be affected by force majeure events and climate change-related occurrences and public health concerns;
●	our information and technology systems, as well as those of the Adviser and their respective service providers, may be vulnerable to cybersecurity incidents;
●	we may be required to disclose information under the U.S. Freedom of Information Act (“FOIA”) which may affect our competitive advantage;
●	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations issued thereunder;
●	our regulatory structure as a business development company (“BDC”) and tax status as a regulated investment company (a “RIC”);
●	the tax status of the enterprises in which we may invest;
●	our ability to pay dividends or make distributions;
●	our contractual arrangements and relationships with third parties;
●	the adequacy of our cash resources; and
●	the impact of future acquisitions, divestitures, and investments.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Report.

Item 1. Financial Statements

Third Point Private Capital Partners

Consolidated Statement of Assets and Liabilities

(In U.S. Dollars)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Investments, at fair value
Non-controlled, non-affiliated investments (cost/amortized cost of $177,699,849 and $0, respectively)	$178,508,062	$—
Cash and cash equivalents	17,899,134	25,000
Deferred offering costs (net of expense sharing) (Notes 3 and 4)	2,341,452	2,192,526
Receivable from Adviser (Note 4)	1,898,460	306,260
Interest receivable	1,073,124	—
Total assets	$201,720,232	$2,523,786
Liabilities
Debt (net of deferred financing costs of $1,902,459 and $0, respectively)	$68,324,692	$—
Repurchase agreements	49,899,250	—
Organizational and offering costs payable	2,998,782	1,791,631
Payable to Adviser (Note 4)	—	707,155
Deferred financing cost payable	509,006	—
Subscriptions received in advance	684,000	—
Payable for investments purchased	10,396,839	—
Investment income incentive fees payable	190,233	—
Capital gains incentive fees payable	101,027	—
Interest and other financing expenses payable	673,805	—
Management fee payable	71,498	—
Accrued expenses and other liabilities	1,342,284	—
Total liabilities	$135,191,416	$2,498,786
Commitments and Contingencies (See Note 8)
Net Assets
Common shares, $0.001 par value, unlimited common shares authorized; 2,520,578 and 1,000 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	$2,521	$1
Additional paid-in-capital	66,526,295	24,999
Total Net Assets	$66,528,816	$25,000
Total Liabilities and Net Assets	$201,720,232	$2,523,786
Net asset value per share	$26.39	$25.00

See accompanying notes.

Third Point Private Capital Partners

Consolidated Statement of Operations (Unaudited)

(In U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
From non-controlled/non-affiliated company investments:
Interest income	$2,514,816	$—	$2,514,816	$—
Total investment income	2,514,816	—	2,514,816	—
Expenses
Organizational expenses	$—	$266,114	$—	$565,488
Professional fees	637,742	—	1,067,276	—
Offering costs	710,798	—	710,798	—
Interest and other financing expenses	820,300	—	820,300	—
Investment income incentive fees	190,233	—	190,233	—
Capital gains incentive fees	101,027	—	101,027	—
Administrative fees	529,650	—	529,650	—
Trustees’ fees	117,500	78,333	235,000	78,333
Management fees	71,498	—	71,498	—
Other general expenses	299,531	—	299,531	—
Less: Expense support	(2,194,066)	(344,447)	(2,741,100)	(643,821)
Net expenses	1,284,213	—	1,284,213	—
Net investment income/(loss)	$1,230,603	$—	$1,230,603	$—
Net gain/(loss) from investment transactions
Net change in unrealized appreciation/(depreciation) from investments	808,213	—	808,213	—
Net change in unrealized appreciation/(depreciation) from investment transactions	808,213	—	808,213	—
Net increase/(decrease) in net assets resulting from operations	$2,038,816	$—	$2,038,816	$—
Per Common Share Data
Basic and diluted earnings per common share	0.86	N/A	0.86	N/A
Basic and diluted net investment income per common share	0.52	N/A	0.52	N/A
Basic and diluted weighted average common shares outstanding	2,360,278	N/A	2,360,278	N/A

See accompanying notes.

Third Point Private Capital Partners

Consolidated Statement of Changes in Net Assets (Unaudited)

(In U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operations:
Net investment income/(loss)	$1,230,603	$—	$1,230,603	$—
Net change in unrealized appreciation/(depreciation) from investments	808,213	—	808,213	—
Net increase/(decrease) in net assets resulting from operations	2,038,816	—	2,038,816	—
Capital transactions:
Issuance of common shares	64,465,000	25,000	64,465,000	25,000
Net increase in net assets resulting from capital transactions	64,465,000	25,000	64,465,000	25,000
Net assets at the beginning of the period	25,000	—	25,000	—
Net assets at the end of the period	$66,528,816	$25,000	$66,528,816	$25,000
Net asset value per common share	26.39	25.00	26.39	25.00
Common shares outstanding	2,520,578	1,000	2,520,578	1,000

See accompanying notes.

Third Point Private Capital Partners

Consolidated Statement of Cash Flows (Unaudited)

(In U.S. Dollars)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$2,038,816	$—
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net change in unrealized (appreciation)/depreciation from investments	(808,213)	—
Purchases of investments	(177,966,143)	—
Proceeds from sales of investments and principal repayments	381,382	—
Net amortization/(accretion) on investments	(115,088)	—
Amortization of deferred financing costs	141,547	—
Changes in operating assets and liabilities:
Decrease/(increase) in deferred offering costs	(148,926)	(3,328,228)
Decrease/(increase) in receivable from Adviser	(1,592,200)	(324,149)
Decrease/(increase) in interest receivable	(1,073,124)	—
Increase/(decrease) in organizational and offering costs payable	1,207,151	3,574,044
Increase/(decrease) in payable to Adviser	(707,155)	—
Increase/(decrease) in Trustees’ fees payable	—	78,333
Increase/(decrease) in subscriptions received in advance	684,000	—
Increase/(decrease) in payable for investments purchased	10,396,839	—
Increase/(decrease) in investment income incentive fees payable	190,233	—
Increase/(decrease) in capital gains incentive fees payable	101,027	—
Increase/(decrease) in interest and other financing expenses payable	673,805	—
Increase/(decrease) in management fees payable	71,498	—
Increase/(decrease) in accrued expenses and other liabilities	1,342,284	—
Net cash provided by/(used in) operating activities	(165,182,267)	—
Cash flows from financing activities:
Proceeds from issuance of common shares	64,465,000	25,000
Payment of deferred financing costs	(1,535,000)	—
Proceeds from repurchase agreement	49,899,250	—
Debt borrowings	95,727,151	—
Debt repayments	(25,500,000)	—
Net cash provided by/(used in) financing activities	183,056,401	25,000
Net increase in cash and cash equivalents	17,874,134	25,000
Cash and cash equivalents at the beginning of the period	25,000	—
Cash and cash equivalents at the end of the period	$17,899,134	$25,000
Supplemental cash flow information
Cash paid for interest during the period	$146,495	$—

See accompanying notes.

Third Point Private Capital Partners

Consolidated Schedule of Investments (Unaudited)

June 30, 2026

(In U.S. Dollars)

			Reference							Percentage
			Rate and	All In	Acquisition	Maturity	Principal/	Cost/Amortized		of Net
Investments(1)(2)	Investment Type	Industry	Spread(3)	Rate(3)	Date	Date	Shares	Cost(4)	Fair Value(5)(6)	Assets
Non-controlled/Non-affiliated
Debt investments
Advanced Integration Technology LP	Term Loan	Aerospace & Defense	SOFR + 5.75%	9.42%	6/1/2026	3/28/2033	12,390,158	$12,267,337	$12,266,256	18.44%
Alcami Corporation	Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 5.50%	11.25%	4/28/2026	12/21/2029	2,331,520	2,309,170	2,308,206	3.47%
Alcami Corporation	Revolver	Life Sciences Tools & Services	SOFR + 5.50%	N/A	4/28/2026	12/21/2029	—	(1,605)	(1,685)	0.00%
AMC Entertainment Holdings, Inc.(7)	Term Loan	Entertainment	SOFR + 6.00%	9.67%	6/26/2026	1/4/2029	1,745,625	1,754,353	1,748,819	2.62%
Bausch Health Companies Inc.(7)	Term Loan	Pharmaceuticals	SOFR + 6.25%	9.89%	6/26/2026	10/8/2030	1,745,592	1,712,426	1,690,763	2.54%
Coreweave Financing DDTL V, LLC(7)	Delayed Draw Term Loan	IT Services	SOFR + 4.50%	8.12%	5/6/2026	11/17/2031	426,194	414,417	449,942	0.68%
Cornerstone Caregiving LLC	Revolver	Health Care Providers & Services	SOFR + 4.75%	N/A	4/7/2026	4/1/2032	—	(6,978)	(7,692)	(0.01)%
Cornerstone Caregiving LLC	Term Loan	Health Care Providers & Services	SOFR + 4.75%	8.48%	4/7/2026	4/1/2032	9,230,769	9,141,795	9,138,462	13.74%
CP Turf Parent, LLC	Term Loan	Building Products	SOFR + 5.00%	8.73%	4/7/2026	10/25/2029	7,932,477	7,810,421	7,853,152	11.80%
CP Turf Parent, LLC	Delayed Draw Term Loan	Building Products	SOFR + 4.00%	10.75%	4/7/2026	10/25/2029	363,528	362,678	348,986	0.52%
CP Turf Parent, LLC	Revolver	Building Products	SOFR + 4.00%	N/A	4/7/2026	10/25/2029	—	(2,504)	(9,188)	(0.01)%
Fabletics, Inc	Delayed Draw Term Loan	Textiles, Apparel & Luxury Goods	SOFR + 7.50%	11.16%	4/7/2026	10/31/2030	158,296	163,653	158,296	0.24%
Fabletics, Inc	Term Loan	Textiles, Apparel & Luxury Goods	SOFR + 7.50%	11.16%	4/7/2026	10/31/2030	12,593,750	12,226,487	12,593,750	18.93%
Flynn America LP(7)	Term Loan	Construction & Engineering	SOFR + 4.50%	8.26%	4/15/2026	7/31/2028	602,772	595,045	598,251	0.90%
Genova Diagnostics, Inc.	Delayed Draw Term Loan	Health Care Providers & Services	SOFR + 6.75%	10.39%	4/7/2026	12/23/2030	1,795,161	1,733,002	1,745,795	2.62%
Genova Diagnostics, Inc.	Revolver	Health Care Providers & Services	SOFR + 6.75%	N/A	4/7/2026	12/23/2030	—	(25,247)	(35,484)	(0.05)%
Genova Diagnostics, Inc.	Term Loan	Health Care Providers & Services	SOFR + 6.75%	10.39%	4/7/2026	12/23/2030	16,691,935	16,059,946	16,232,907	24.40%
Hanna Andersson, LLC	Term Loan	Textiles, Apparel & Luxury Goods	SOFR + 5.75%	12.50%	6/26/2026	4/24/2031	5,000,000	4,925,159	4,925,000	7.40%
Kassel Mechanical, LLC	Term Loan	Commercial Services & Supplies	SOFR + 8.00%	11.65%	4/7/2026	9/17/2029	15,556,434	15,103,350	15,323,087	23.03%
LHS Borrower, LLC	Revolver	Building Products	SOFR + 5.25%	8.89%	4/7/2026	9/4/2031	195,000	191,448	178,125	0.27%
LHS Borrower, LLC	Term Loan	Building Products	SOFR + 5.25%	8.89%	4/7/2026	9/4/2031	10,011,094	9,742,897	9,785,844	14.71%
Mavis Tire Express Services Topco, Corp.	Term Loan	Specialty Retail	SOFR + 3.25%	6.92%	6/26/2026	5/6/2033	1,750,000	1,750,000	1,746,973	2.63%
Nexus Buyer LLC	Term Loan	Diversified Financial Services	SOFR + 4.00%	7.64%	6/26/2026	7/31/2031	1,745,603	1,693,235	1,685,450	2.52%
Oak-Eagle Acquireco, Inc.	Term Loan	Interactive Media & Services	SOFR + 3.50%	7.23%	6/26/2026	8/4/2033	1,750,000	1,756,563	1,753,763	2.64%
Thayer Power & Communication Line Construction Company, LLC	Delayed Draw Term Loan	Construction & Engineering	SOFR + 4.25%	N/A	6/26/2026	6/28/2032	—	(4,228)	(8,475)	(0.01)%
Thayer Power & Communication Line Construction Company, LLC	Revolver	Construction & Engineering	SOFR + 4.25%	11.00%	6/26/2026	6/28/2032	105,932	97,476	97,458	0.15%
Thayer Power & Communication Line Construction Company, LLC	Term Loan	Construction & Engineering	SOFR + 4.25%	11.00%	6/26/2026	6/28/2032	3,305,085	3,272,089	3,272,034	4.92%
The Action Environmental Group, Inc.	Term Loan	Commercial Services & Supplies	SOFR + 3.00%	6.73%	6/26/2026	10/24/2030	1,745,536	1,730,262	1,723,717	2.59%
Valor Buyco LLC	Delayed Draw Term Loan	Transportation Infrastructure	SOFR + 4.75%	8.48%	4/7/2026	12/23/2031	5,555,556	5,540,017	5,500,000	8.27%
Valor Buyco LLC	Revolver	Transportation Infrastructure	SOFR + 4.75%	N/A	4/7/2026	12/23/2031	—	(7,459)	(26,667)	(0.04)%
Valor Buyco LLC	Term Loan	Transportation Infrastructure	SOFR + 4.75%	8.48%	4/7/2026	12/23/2031	7,777,778	7,661,147	7,700,000	11.57%
VP Security Buyer, Inc	Delayed Draw Term Loan	Professional Services	SOFR + 4.75%	8.42%	4/7/2026	10/10/2031	1,243,750	1,212,527	1,196,953	1.80%
VP Security Buyer, Inc	Revolver	Professional Services	SOFR + 4.75%	8.39%	4/7/2026	10/10/2031	333,333	332,601	312,500	0.47%
VP Security Buyer, Inc	Term Loan	Professional Services	SOFR + 4.75%	8.42%	4/7/2026	10/10/2031	4,809,167	4,673,398	4,749,052	7.14%

Total debt investments (cost $126,184,878)							128,892,045	$126,184,878	$126,994,350	190.89%

Equity investments
Valor Holdco LLC	Equity Investments	Transportation Infrastructure	—	—	4/15/2026	—	10,000	$1,000,000	$1,000,000	1.50%
VP Security Holdings LP	Equity Investments	Professional Services	—	—	4/30/2026	—	500,000	500,000	500,000	0.75%

Total equity investments (cost $1,500,000)							510,000	$1,500,000	$1,500,000	2.25%
Total debt and equity investments (cost $127,684,878)							129,402,045	127,684,878	128,494,350	193.14

U.S. Government securities
U.S. Treasury Bills (8)	U.S. Government Securities	U.S. Treasury Bills	—	—	6/26/2026	7/28/2026	$50,150,000	$50,014,971	$50,013,712	75.18%

Total U.S. Government securities (cost $50,014,971)							$50,150,000	$50,014,971	$50,013,712	75.18%
Total investments (cost $177,699,849)								$177,699,849	$178,508,062	268.32%

(1)	Unless otherwise indicated, issuers of debt investments held by the Fund are denominated in U.S. dollars. All debt investments are income producing unless otherwise indicated.
(2)	Unless otherwise indicated, issuers of debt held by the Fund are domiciled in North America.
(3)	Unless otherwise indicated, loans contain a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (which may include the U.S. Prime Rate (“PRIME”), and which resets periodically based on the terms of the loan agreement. The rates disclosed in the Consolidated Schedule of Investments reflect the actual interest rates in effect as of June 30, 2026. Positions, or portions thereof, that represent unfunded commitments do not earn interest, although such positions may be subject to unused commitment fees calculated on the undrawn amount.
(4)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Negative costs may result from unamortized fees or amounts received at settlement in excess of capital invested.
(5)	See Note 6 for a description of the Fund’s fair value measurement policies and fair value hierarchy classifications.
(6)	Includes unfunded commitments measured at fair value of ($152,601). Negative fair value may result when the unfunded commitment is valued below par. See below for more information on the Fund’s unfunded commitments.
(7)	This investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act. As of June 30, 2026, non-qualifying investments represented approximately 3.39% of the Fund’s total assets. Qualifying assets must represent at least 70% of the Fund’s total assets at the time of acquisition of any additional non-qualifying assets.
(8)	U.S. Treasury Bills are pledged as collateral under the repurchase agreement, with the detailed borrowing disclosures included in Note 7.

			Unfunded
Investments	Investment Type	Maturity Date	Commitments
Alcami Corporation	Revolver	12/21/2029	$168,480
Coreweave Financing DDTL V, LLC	Delayed Draw Term Loan	11/17/2031	773,806
Cornerstone Caregiving LLC	Revolver	4/1/2032	769,231
CP Turf Parent, LLC	Delayed Draw Term Loan	10/25/2029	1,090,583
CP Turf Parent, LLC	Revolver	10/25/2029	918,750
Fabletics, Inc	Delayed Draw Term Loan	10/31/2030	342,882
Genova Diagnostics, Inc.	Revolver	12/23/2030	1,290,323
LHS Borrower, LLC	Revolver	9/4/2031	555,000
Thayer Power & Communication Line Construction Company, LLC	Delayed Draw Term Loan	6/28/2032	847,458
Thayer Power & Communication Line Construction Company, LLC	Revolver	6/28/2032	741,525
Valor Buyco LLC	Revolver	12/23/2031	2,666,667
VP Security Buyer, Inc	Delayed Draw Term Loan	10/10/2031	2,500,000
VP Security Buyer, Inc	Revolver	10/10/2031	1,333,333
			$13,998,038

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

1. Organization

Third Point Private Capital Partners (together with its consolidated subsidiaries, the "Fund") is a Delaware statutory trust formed on May 23, 2024. The Fund is an externally managed, non-diversified closed-end management investment company. On April 7, 2026, the Fund elected to be regulated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the "1940 Act"), and commenced operations. The Fund intends to elect to be treated, and qualify annually thereafter, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with its taxable year ending December 31, 2026. Prior to electing to be regulated as a BDC (the "BDC Election"), the Fund operated as a private fund in reliance on an exemption from the definition of "investment company" under Section 3(c)(7) of the 1940 Act.

The Fund is a party to an investment advisory agreement with Third Point Private Capital LLC (the “Adviser”), an affiliate of Third Point LLC. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”), as amended. The Adviser or its affiliate thereof will also serve as administrator to the Fund pursuant to which the Adviser will either provide or arrange for the provision of office space, as well as compliance, accounting, and administrative support services necessary for the Fund to operate.

The Fund’s investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. The Fund will seek to achieve its investment objective by investing primarily in senior secured loans to U.S.-domiciled, middle market private companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. The Fund generally considers middle-market companies to consist of companies with $10,000,000 to $100,000,000 of earnings before interest, taxes, depreciation, and amortization (“EBITDA”). While the Fund targets loans to middle market companies, it may invest in private credit opportunities and related investments of larger or smaller companies, as well as other structured financing solutions. While most of the Fund’s investments will be in private U.S. companies (following the BDC Election, in compliance with BDC regulatory requirements to invest at least 70% of the Fund’s assets in “qualifying assets”, as defined in Section 55(a) of the 1940 Act), the Fund may invest up to 30% of the Fund’s portfolio opportunistically in non-qualifying assets, which will be driven primarily through opportunities sourced through the Adviser.

The Fund is an investment company and applies specialized accounting guidance as outlined in Financial Services – Investment Companies (Topic 946). The Adviser evaluated this guidance and determined that the Fund meets the criteria to be classified as an investment company. The Fund conducted an initial private offering of its common shares, par value $0.001 per share (the “Shares”), to investors who are (i) either “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the “1933 Act”), or who are not “U.S. persons”, within the meaning of Regulation S under the 1933 Act, and (ii) prior to the BDC Election only, “qualified purchasers” within the meaning of the 1940 Act. In the Fund’s sole discretion, it may permit one or more additional closings in connection with the initial private placement of its Shares.

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

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

2. Significant Accounting Policies (continued)

Principles of Consolidation

As provided under Regulation S-X and ASC 946, the Fund will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the accompanying consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, TP Private Capital Partners SPV I (FLCF) LLC (“SPV I”) and TP Private Capital Partners SPV II (SCF) LLC (“SPV II”). SPV I and SPV II are special purpose financing vehicles formed in connection with credit facilities entered during the quarter ended June 30, 2026. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual amounts may ultimately differ from those estimates, and such differences could be material.

Cash and cash equivalents

Cash and cash equivalents include cash on deposit with financial institutions and highly liquid investments with original maturities of three months or less when purchased. As of June 30, 2026, and December 31, 2025, the Fund held cash of $17,899,134 and $25,000 respectively; and held no cash equivalents.

Investment Transactions

Investments are recognized when the Fund assumes an obligation to acquire a financial instrument and assumes the risks for gains and losses related to that instrument. Investments are derecognized when the Fund assumes an obligation to sell a financial instrument and foregoes the risks for gains or losses related to that instrument. Specifically, the Fund records all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a receivable for investments sold and a payable for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Net Realized and Change in Unrealized Gains or Losses

Realized gains or losses are measured by the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments charged off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Fair Value Measurements

The Fund measures the value of its investments in accordance with ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Fund considers its principal market to be the market that has the greatest volume and level of activity.

ASC 820 defines hierarchical levels of fair value that prioritize and rank the level of observability of inputs used in determination of fair value.

These levels are summarized below:

•	Level 1 - Quoted prices are available in active markets for identical investments as of the reporting date. Publicly listed equities and debt securities, publicly listed derivatives and money market/short-term investment funds are generally included in Level 1.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

2. Significant Accounting Policies (continued)

•	Level 2 - Valuation inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date. In certain cases, debt and equity securities are valued on the basis of prices from orderly transactions for similar investments in active markets between market participants and provided by reputable dealers or independent pricing services. Investments generally included in this category are less liquid and restricted securities listed in active markets, securities traded in markets that are not active, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.

•	Level 3 - Valuation inputs are unobservable for the investment and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant judgment or estimation. Investments generally included in this category include investments in privately held entities, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.

The determination of fair values involves subjective judgments and estimates. Pursuant to Rule 2a-5 of the 1940 Act, the Board of Trustees of the Fund provides continuing oversight over the Adviser’s valuations.

Investments for which market quotations are readily available on an exchange are valued at the reported closing price on the Valuation Date. The Adviser may also obtain quotes with respect to certain investments from pricing services or brokers or dealers in order to value assets. When doing so, the Adviser determines whether the quote obtained is readily available according to U.S. GAAP to determine the fair value of the investment. If determined to be readily available, the Adviser will use the quote obtained.

Receivables/Payables from Investments Sold/Purchased

Receivables/payables from investments sold/purchased consist of amounts receivable or payable by the Fund for transactions that have not settled at the reporting date.

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

Interest Income

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortizations of premiums. Discounts from and premiums to par value on debt investments purchased are accreted/amortized into interest income over the life of the respective security using the effective interest method. The amortized cost of debt investments represents the original cost, including loan origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion of discounts and amortization of premiums, if any. Upon prepayment or partial prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, and unamortized discounts associated with the amount prepaid are recorded as interest income in the current period.

PIK Income

We may have loans in our portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in our statement of operations. If at any point we believe PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though we have not yet collected cash.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

2. Significant Accounting Policies (continued)

Dividend Income

Dividend income on preferred equity securities is recorded on the accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies.

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

Offering Costs and Organizational Expenses

Organizational expenses include, without limitation, the cost of formation, including legal fees related to the creation and organization of the Fund, its related documents of organization and its election to be regulated as a BDC. Offering expenses include, without limitation, legal, accounting, and other costs incurred in connection with offering the Fund’s shares.

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

Professional Fees

Professional fees consist primarily of audit, tax, legal, valuation, compliance and regulatory filing fees and other ongoing service provider fees incurred by the Fund. These expenses are recognized as incurred and presented in the Consolidated Statement of Operations. To the extent paid by the Adviser on behalf of the Fund, such amounts are recorded as expense support in accordance with the Expense Support and Conditional Reimbursement Agreement described in Note 4.

Income Taxes

The Fund intends to elect to be treated, and qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ending December 31, 2026. As long as the Fund maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income tax on any ordinary income or capital gains that it distributes at least annually to its shareholders as dividends or distributions. As a result, any tax liability related to income earned and distributed by the Fund would represent obligations of the Fund’s shareholders and will not be reflected in the consolidated financial statements of the Fund.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

2. Significant Accounting Policies (continued)

To qualify for and maintain qualifications as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its investors, for each taxable year, at least 90% of its “investment company taxable income” (in the Code), for that year, which is generally its ordinary income plus the excess, if any, of its net realized short-term capital gains over its net realized long-term capital losses. The Fund makes sufficient distributions to its investors in order to qualify as a RIC and not be subject to U.S. federal corporate-level income taxes.

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

As of June 30, 2026, aggregate gross unrealized appreciation for federal income tax purposes is $1,011,669; aggregate gross unrealized depreciation for federal income tax purposes is $203,456. Net unrealized appreciation is $808,213. The cost basis of investments owned was substantially identical for both book and tax purposes.

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

Operating Segments

The Fund reports segments in accordance with FASB Accounting Standards Update 2023-07, “Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). Under Topic 280, an operating segment is defined as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (the “CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Chief Executive Officer of the Fund acts as the Fund’s CODM.

The Fund operates through a single operating segment with a primary investment objective to seek to make loans to private middle market companies based primarily in the United States, including first lien loans, second lien loans, unitranche loans, and select investments in equity. The CODM monitors the performance of the Fund to make decisions about resources to be allocated using key factors such as the Company’s portfolio composition, as shown on the Consolidated Schedule of Investments, the changes in net assets resulting from operations, as reported on the Consolidated Statement of Operations, and returns and expense ratios, as reported in Note–10 – Financial Highlights.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

2. Significant Accounting Policies (continued)

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

Unless an Exchange Listing occurs, we will use newly issued Shares to implement the DRIP that will be issued at a price per Share equal to the most recent net asset value per Share determined by the Board. A shareholder is free to terminate participation in the DRIP at any time by submitting written instructions to be received by the plan administrator no less than ten business days prior to the record date for the next distribution, which record date will be disclosed to shareholders; otherwise, such termination will be effective only for subsequent distributions. Those shareholders who participate in the DRIP and hold Shares through a broker or other financial intermediary may opt out of the DRIP and receive distributions in cash by notifying their broker or other financial intermediary of their election and investors that participate in the DRIP in a brokerage account may not be able to transfer the Shares to another broker and continue to participate in the DRIP.

There are no upfront selling commissions or placement agent fees and any expenses of administering the DRIP will be borne by us; however, all outstanding Class S Shares and Class D Shares, including those acquired under the DRIP, will be subject to ongoing shareholder servicing and/or distribution fees. For the avoidance of doubt, the Early Repurchase Deduction applicable to Shares tendered less than 12 months following the first Drawdown of the relevant investor’s Capital Commitment in connection with the Share Repurchase Program will not apply to Shares acquired through the DRIP. There is no cash purchase plan option and no minimum or maximum investment is required. We may terminate the DRIP with no less than 30 calendar days’ notice prior to any record date to shareholders. The reinvestment of dividends and distributions pursuant to the DRIP will increase our assets on which the Management Fee is payable to the Adviser. Shareholders should contact the plan administrator for further information regarding the DRIP.

Shareholders who have cash distributions reinvested in Shares generally will be subject to the same U.S. federal, state, and local tax consequences on the distributions as shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a shareholder’s then remaining unfunded Capital Commitment, if any.

3. Offering Costs and Organizational Expenses

Offering costs and organizational expenses consist of costs incurred to establish the Fund and enable it to legally do business.

For the three and six months ended June 30, 2026, the Fund incurred no organizational expenses. For the three and six months ended June 30, 2025, the Fund incurred organizational expenses of $266,114 and $565,488, respectively, which are included in organizational expenses in the Consolidated Statements of Operations.

Prior to the commencement of the Fund’s operations, offering costs were capitalized as deferred offering costs. The Fund commenced operations on April 7, 2026, at which time it began amortizing deferred offering costs to expense. For the three and six months ended June 30, 2026, the Fund recognized offering cost amortization of $710,798. As of June 30, 2026 and December 31, 2025, deferred offering costs totaled $2,341,452 and $2,192,526, respectively, and are included in deferred offering costs on the Consolidated Statements of Assets and Liabilities.

These costs are subject to potential recoupment in accordance with the Fund’s Amended and Restated Expense Support and Conditional Reimbursement Agreement, as discussed and defined in Note 4.

A portion of the Fund’s organizational and offering costs incurred through December 31, 2025 were allocated to an affiliated fund pursuant to the Organizational and Offering Expense Sharing Agreement (as defined and further described in Note 4). No amounts were allocated under the Expense Sharing Agreement during the three and six months ended June 30, 2026.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

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

(i) Investment Income Incentive Fee

The portion of the incentive fee based on the Fund’s income is determined based on the Fund’s “pre-incentive fee net investment income” for the applicable quarter, as defined in the investment advisory agreement. For purposes of calculating Investment Income Incentive Fee, “pre-incentive fee net investment income” is defined as the sum of (i) interest income, (ii) dividend income and (iii) any other income accrued during the quarter, less (iv) operating expenses recognized during the quarter, including the management fee, expenses payable to the administrator, interest expense and distributions paid on any issued and outstanding preferred shares, but exclude (v) the incentive fee and (vi) any realized capital gains, realized capital losses, or unrealized capital appreciation or depreciation.

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

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

4. Related Party Transactions (continued)

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

For the three and six months ended June 30, 2026, the Fund recognized management fees of $71,498, and for the three and six months ended June 30, 2025, the Fund did not recognize any management fees as operations had not commenced. For the three and six months ended June 30, 2026, the Fund recognized investment income incentive fees of $190,233, and the three and six months ended June 30, 2025, the Fund did not recognize investment income incentive fees in the consolidated statement of operations. For the three and six months ended June 30, 2026, the Fund recognized capital gains incentive fees of $101,027, and the three and six months ended June 30, 2025, the Fund did not recognize capital gains incentive fees in the consolidated statement of operations. As of June 30, 2026 and December 31, 2025, management fees payable was $71,498, and $0, respectively, and investment income incentive fees payable were $190,233 and $0, respectively, and capital gains incentive fees payable were $101,027 and $0, respectively, in the consolidated statement of assets and liabilities.

Expense Support and Conditional Reimbursement Agreement

The Fund has entered into an Amended and Restated Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, pursuant to which, among other things, the Adviser has agreed to pay certain expenses and costs of the Fund on the Fund’s behalf (“Expense Support Payments”), including organizational expenses and offering costs, such that these expenses do not exceed 0.1875% (0.75% on an annualized basis) of the Fund’s applicable quarter-end net asset value (the “Expense Cap”), as amended effective March 2, 2026. Prior to such amendment, the Expense Cap was 0.375% per quarter (1.50% annualized).

The Adviser may also elect to pay an additional portion of the Fund’s expenses from time to time (“Expense Payments”), provided that no portion of an Expense Payment will be used to pay any interest expense or distribution and/or servicing fees of the Fund. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Fund in any combination of cash or other immediately available funds and/or offset against amounts due from the Fund to the Adviser or its affiliates.

For the three and six months ended June 30, 2026, the Fund recorded expense support of $2,194,066 and $2,741,100, respectively. For the three and six months ended June 30, 2025, the Fund recorded expense support of $344,447 and $643,821, respectively. Such amounts were recorded as expense support on the Consolidated Statements of Operations, reducing the Fund’s gross operating expenses.

After giving effect to expense support from the Adviser, net expenses totaled $1,284,213 for the three and six months ended June 30, 2026, respectively, and the Fund had no net expenses for the three and six months ended June 30, 2025.

The Fund may reimburse the Adviser for Expense Support Payments and Expense Payments in future periods to the extent such amounts qualify as Reimbursement Payments under the Expense Support Agreement. Reimbursement Payments to the Adviser will be accrued when they become probable and estimable. As of June 30, 2026, the Adviser was eligible to receive future reimbursement of $7,638,150 under the Expense Support Agreement. Such amount is eligible for reimbursement through June 30, 2029, subject to the terms and conditions of the Expense Support Agreement.

As of June 30, 2026 and December 31, 2025, a portion of the Adviser’s Expense Support Payments had not yet been funded by the Adviser in the amounts of $1,898,460 and $306,260, respectively, and were recorded as receivable from Adviser on the Consolidated Statements of Assets and Liabilities. The same amounts are included in organizational and offering costs payable, representing the Fund’s obligation to third-party service providers that had not yet been settled by the Adviser.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

4. Related Party Transactions (continued)

Trustees’ Fees

Members of the Board who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings. For the three and six months ended June 30, 2026, the Fund incurred Trustees’ fees of $117,500 and $235,000, respectively, and for both the three and six months ended June 30, 2025, the Fund incurred Trustees’ fees of $78,333. No Trustees’ fees were payable as of June 30, 2026 and December 31, 2025. Such amounts were also subject to the Amended and Restated Expense Support and Conditional Reimbursement Agreement.

5. Investments

The following table presents the composition of the Fund’s investments at fair value by industry as of June 30, 2026, excluding investments in U.S. Government Securities. Additionally, all portfolio companies listed below are headquartered in North America. Geographic composition is determined based on the location of each portfolio company’s corporate headquarters, which may not be indicative of the primary geographic source of the portfolio company’s operations or revenues:

		Percentage of Total
		Investments at Fair
Industry	Fair Value	Value
Aerospace & Defense	$12,266,256	9.55%
Building Products	18,156,919	14.13%
Commercial Services & Supplies	17,046,804	13.27%
Construction & Engineering	3,959,268	3.08%
Diversified Financial Services	1,685,450	1.31%
Entertainment	1,748,819	1.36%
Health Care Providers & Services	27,073,988	21.06%
Interactive Media & Services	1,753,763	1.36%
IT Services	449,942	0.35%
Life Sciences Tools & Services	2,306,521	1.80%
Pharmaceuticals	1,690,763	1.32%
Professional Services	6,758,505	5.26%
Specialty Retail	1,746,973	1.36%
Textiles, Apparel & Luxury Goods	17,677,046	13.76%
Transportation Infrastructure	14,173,333	11.03%
Total investments, at fair value	$128,494,350	100.00%

6. Fair Value Measurements

The following table presents fair value measurements of the Fund’s investments and indicates the fair value hierarchy of the valuation techniques under ASC 820, utilized by the Fund to determine such fair value as of June 30, 2026:

	Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments	$—	$11,397,678	$115,596,672	$126,994,350
Equity investments	—	—	1,500,000	1,500,000
U.S. Government Securities	50,013,712	—	—	50,013,712
Total assets, at fair value	$50,013,712	$11,397,678	$117,096,672	$178,508,062

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

6. Fair Value Measurements (continued)

The following table presents the activity in investments measured at fair value using Level 3 inputs for the period ended June 30, 2026. There has been no activity for the period ended June 30, 2025:

For the period ended
June 30, 2026
Purchases, including PIK capitalization	$116,551,134
Proceeds from sales and paydowns of investments	(377,137)
Net accretion of discount and amortization of premium	104,580
Change in unrealized gain and loss	818,095
$117,096,672

There were no transfers into or out of Level 3 of the fair value hierarchy for assets and liabilities during the period ended June 30, 2026.

The following table summarizes the significant unobservable inputs used in determining the fair value of the Fund’s investments classified within Level 3 of the fair value hierarchy as of June 30, 2026. Excluded from the table are certain recently acquired Level 3 debt and equity investments with an aggregate fair value of $9,786,016, for which the Fund determined that recent transaction price represented the best estimate of fair value because the investments were acquired immediately prior to the measurement date and no significant changes in market conditions, issuer specific performance or other relevant valuation factors had occurred between the transaction date and June 30, 2026.

The table below is not intended to be all-inclusive but rather provides information regarding the significant unobservable inputs used in determining the fair value of the Fund’s Level 3 investments. In addition to the valuation techniques and inputs presented below, the Fund may consider other valuation techniques, observable market information, and assumptions in determining fair value, where appropriate.

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation
		Techniques/	Unobservable		Weighted
Asset Category	Fair Value	Methodologies	Input	Range	Average (1)
Debt Investments(2)	$107,310,656	Income approach (discounted cash flow)	Discount Rate	8.70%-13.02%	10.82%
Total	$107,310,656

(1)	Weighted averages are calculated based on the fair value of the applicable investments included in each asset category.
(2)	Excludes certain recently acquired Level 3 investments for which recent transaction price was determined to represent fair value.

The significant unobservable input used in the valuation of the Fund's debt investments is the discount rate, which reflects current market yields for comparable investments, adjusted for issuer-specific credit risk, contractual terms, and other investment-specific characteristics. The discount rate is used to discount the estimated future cash flows, including expected principal and interest payments. A significant increase (decrease) in the discount rate, in isolation, would generally result in a significantly lower (higher) fair value measurement.

For certain Level 3 investments acquired immediately prior to June 30, 2026, including certain debt and equity investments, the Fund determined that recent transaction price represented the best estimate of fair value because no significant changes in market conditions,

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

issuer-specific performance or other relevant valuation factors occurred between the transaction date and the measurement date. Accordingly, those investments have been excluded from the quantitative information presented above.

7. Borrowings

The following tables present borrowings by the Fund as of June 30, 2026:

	As of June 30, 2026
	Debt	Outstanding	Undrawn	Carrying	Stated
	Commitment	Par	Commitment	Value	Maturity	Interest Rate
Goldman Sachs Bank USA Asset-Based Credit Facility	$150,000,000	$63,028,152	$86,971,848	$61,316,531	April 2031	Term SOFR + 1.90%
Goldman Sachs Bank USA Subscription Credit Facility	20,000,000	7,199,000	12,801,000	7,008,161	April 2027	Term SOFR + 2.40%
Total	$170,000,000	$70,227,152	$99,772,848	$68,324,692

For the three and six months ended June 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for both facilities were as follows:

Goldman Sachs Bank USA Asset-Based Credit Facility

On April 7, 2026, TP Private Capital Partners SPV I (FLCF) LLC (“SPV I”), a wholly owned subsidiary of the Fund, entered into a senior secured asset-based credit facility (the “ABL Credit Facility”) with Goldman Sachs Bank USA, as administrative agent, and lender. The ABL Credit Facility provides for an initial committed amount of $150,000,000 and has a five-year term, consisting of a three-year reinvestment period followed by a two-year amortization period. Subject to the terms of the ABL Credit Agreement, the commitment amount may be increased up to a specified maximum amount with the consent of Goldman Sachs Bank USA and subject to satisfaction of certain conditions. Borrowings under the ABL Credit Facility bear interest at a variable rate equal to Term SOFR + 1.90%. In connection with the facility, SPV I paid an upfront commitment fee of 0.75% of the committed amount upon closing and is required to pay a quarterly unused commitment fee of 0.40% per annum on the unused portion of the committed amount. The obligations under the ABL Credit Facility are secured by substantially all of the assets of SPV I.

For the three and six months ended June 30, 2026 and 2025, the components of interest and other financing costs, annualized weighted average stated interest rate and weighted average debt outstanding under the ABL Credit Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$538,237	$—	$538,237	$—
Facility fees	103,067	—	103,067	—
Amortization of deferred financing costs	83,614	—	83,614	—
Total interest and other financing costs	$724,918	$—	$724,918	$—
Annualized weighted average interest rate(1)	5.58%	N/A	5.58%	N/A
Weighted average debt outstanding balance	$40,869,763	$—	$40,869,763	$—

(1)	Based on the weighted average debt outstanding for the period presented.

Goldman Sachs Bank USA Subscription Credit Facility

On April 7, 2026, TP Private Capital Partners SPV II (SCF) LLC (“SPV II”), a wholly owned subsidiary of the Fund, entered into a senior secured revolving subscription credit facility (the “SCF Credit Facility”) with Goldman Sachs Bank USA, as administrative agent, and lender. The SCF Credit Facility provides for an initial committed amount of $20,000,000 and matures on the earlier of (i) the twelve-month anniversary of the closing date and (ii) thirty days prior to the final capital call date under the Fund’s governing documents.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

7. Borrowings (continued)

Borrowings under the SCF Credit Facility bear interest at a variable rate equal to Term SOFR plus 2.40%. In connection with the facility, SPV II paid an upfront commitment fee of 0.25% of the committed amount upon closing and is required to pay a quarterly unused commitment fee of 0.25% per annum on the unused portion of the committed amount. The obligations under the SCF Credit Facility are secured by the capital commitments of the Fund’s investors and related collateral pledged under the facility.

For the three and six months ended June 30, 2026 and 2025, the components of interest and other financing costs, annualized weighted average stated interest rate and weighted average debt outstanding under the SCF Credit Facility were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Stated interest expense	$16,093	$—	$16,093	$—
Facility fees	11,140	—	11,140	—
Amortization of deferred financing costs	57,934	—	57,934	—
Total interest and other financing costs	$85,167	$—	$85,167	$—
Annualized weighted average interest rate	6.05%	N/A	6.05%	N/A
Weighted average debt outstanding balance(1)	$4,353,682	$—	$4,353,682	$—

(1)	Based on the weighted average debt outstanding for the period presented.

Repurchase Agreement Borrowing

As of June 30, 2026, the Fund had one repurchase agreement outstanding with Goldman Sachs Bank USA with a balance of $49,899,250. The borrowing was collateralized by U.S. Treasury Bills with a fair value of $50,013,712 and bore interest at 3.80%. The repurchase agreement matured on July 1, 2026, and was settled on July 2, 2026.

8. Commitments and Contingencies

In the ordinary course of business, the Fund may enter into contracts and agreements that contain customary indemnification provisions and warranties. Future events could occur that would trigger the Fund's obligations under these provisions. The Fund believes the likelihood of any such obligations arising is remote; however, the maximum potential exposure cannot be estimated. Accordingly, no liability has been recorded in the accompanying financial statements for these indemnification obligations.

Unfunded Commitments

The Fund's investment portfolio includes commitments to fund revolving credit facilities and delayed draw term loans, which may require the Fund to provide additional funding to portfolio companies pursuant to the terms of the underlying loan agreements. As of June 30, 2026, the Fund had aggregate unfunded commitments of $13,998,038.

Warehouse Investments

Prior to the Fund’s BDC Election, during the year ended December 31, 2025, the Fund entered into a series of conditional purchase agreements (each, a “Purchase Agreement” and collectively, the “Purchase Agreements”) with Macquarie Bank Limited and its affiliates (collectively, the “Financing Provider”).

The Purchase Agreements provided a framework pursuant to which the Fund may, from time to time, request that the Financing Provider acquire certain loan investments designated by the Fund, subject to the Financing Provider’s approval. The transactions contemplated under the Purchase Agreements were intended to primarily consist of loans to middle-market companies consistent with the Fund’s investment objective (the “Warehousing Transactions”).

Pursuant to the Purchase Agreements, the Financing Provider may acquire and temporarily hold such designated investments prior to settlement by the Fund. The Fund’s obligation to settle the purchase of any such investments (the “Warehouse Investments”) was

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

8. Commitments and Contingencies (continued)

contingent upon the satisfaction of certain conditions precedent, including (i) the Fund’s receipt of at least $50,000,000 in the aggregate from subscriptions released from escrow and committed but uncalled capital and (ii) approval of the Board. Until such conditions are satisfied, the Fund is not obligated to acquire, and does not obtain legal title to, any Warehouse Investments. The Fund’s obligations under the Purchase Agreements were guaranteed by an affiliate of the Adviser. On April 7, 2026, the Fund completed the acquisition of the Warehouse Investments from the Financing Provider pursuant to the Purchase Agreements. The Fund acquired Warehouse Investments with aggregate commitments of approximately $105.9 million for an aggregate purchase price of approximately $85.7 million, net of accrued interest. The acquisition was funded through a combination of cash proceeds from the Fund’s private offering of Shares and borrowings under the Fund’s credit facilities described above.

9. Net Assets

The Fund is authorized to issue an unlimited number of Class I, Class S and Class D Shares, each with a par value of $0.001 per share. As of June 30, 2026, the Fund had 2,520,578 Class I Shares issued and outstanding and no Class S or Class D Shares outstanding. Accordingly, all per share amounts presented in the accompanying consolidated financial statements relate solely to Class I Shares. As of June 30, 2026, the Fund has executed subscription agreements with investors for $84,590,000 of capital commitments.

The following table summarizes the total Class I Shares issued and proceeds received for the three months ended June 30, 2026:

Share Issuance Date	Number of Shares Issued	Aggregate Proceeds
April 7, 2026	1,600,000	$40,000,000
April 14, 2026	488,569	12,465,000
April 28, 2026	46,243	2,000,000
May 1, 2026	384,766	10,000,000
Total	2,519,578	$64,465,000

As of June 30, 2026 the Fund’s net assets were $66,528,816, and the net asset value per share was $26.39.

Basic earnings per common share is computed by dividing the net increase in net assets resulting from operations attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. As of June 30, 2026, the Fund had no potentially dilutive securities outstanding. Accordingly, basic and diluted earnings per common share were identical for the periods presented.

10. Financial Highlights

The following are the financial highlights for the period ended June 30, 2026:

Period ended June 30,
Per share data:(1)	2026
Net asset value at beginning of period	$25.00
Net investment income per share(2)	0.52
Net gain (loss) on investment transactions per share	0.34
Net increase in net asset value from operations	0.86
Net increase resulting from capital share transactions(3)	0.53
Net asset value at end of period	$26.39
Common Shares outstanding, end of period	2,520,578
Weighted average Common Shares outstanding	2,360,278
Ratio/Supplemental Data:
Net assets at end of period	$66,528,816
Annualized ratio of net investment income - after tax to average net assets	8.8%

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (unaudited)

Annualized ratio of net expenses after expense support to average net assets(4)(5)	9.2%
Annualized ratio of net expenses (before management fees, incentive fees and interest and financing expenses) (4)	0.7%
Total return based on net asset value per share (not annualized)	3.5%
Portfolio turnover rate	0.3%
Asset coverage ratio(6)	155.4%
Capital Commitments Data:
Capital commitments	$84,590,000
Funded capital commitments	$64,490,000
% of capital commitments funded	76.2%

(1)	Based on actual number of Common Shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	This represents the per share impact of Common Shares issued at prices above the then-current net asset value per share during the period.
(4)

Expenses exclude initial organization and offering costs and are annualized. For purposes of the expense ratios, weighted average net assets are adjusted for capital transactions. Operating expenses may vary in the future based on the amount of capital raised, the Adviser’s election to continue expense support.

(5)	Includes expense support reimbursement.
(6)	In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements.

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

Overview

Third Point Private Capital Partners was formed as a Delaware statutory trust under the laws of the State of Delaware on May 23, 2024. We have elected to be treated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”), and intend to elect to be treated as a RIC for federal income tax purposes beginning with our tax year ending December 31, 2026, and intend to qualify annually thereafter. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in “qualifying assets,” source of income limitations, asset diversification requirements, and the requirement to distribute annually at least 90% of our taxable income and tax-exempt interest.

Investment Objective and Strategy

Our investment objective is to seek to generate current income and, to a lesser extent, long-term capital appreciation. We seek to achieve our investment objective by investing primarily in senior secured loans to U.S.-domiciled, middle market private companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates, including the relationships of the members of Third Point’s dedicated Private Credit team (“TP Private Credit Team”). We also seek to achieve our investment objective by collaborating with the Adviser and its affiliates to access broader credit capabilities and industry sector experience with a view towards sourcing and selecting a wider set of investment opportunities. We generally consider middle market companies to consist of companies with between $10 million and $100 million of annual earnings before interest expense, income tax expense, depreciation, and amortization (“EBITDA”). While we intend to target loans to middle market companies, we may invest in private credit opportunities and related investments of larger or smaller companies, as well as other structured financing solutions. Our portfolio consists primarily of directly originated senior secured term loans including first lien senior secured term loans (including unitranche loans) and second lien senior secured term loans, with the balance of our investments expected to be in higher-yielding assets such as mezzanine debt, and unsecured debt, some of which we expect will be publicly traded, as well as equity investments and other opportunistic asset purchases, including, without limitation, common stock, preferred stock, warrants and options. Under normal circumstances, such other opportunistic asset purchases will generally not exceed 25% of our portfolio, and no more than 10% of our total assets will be invested in exchange-listed and publicly traded instruments under such circumstances. We may decide to make such opportunistic investments when the TP Private Credit Team believes such investments will enable us to achieve an attractive risk-adjusted return relative to other current investment opportunities. Certain of the loans or debt investment opportunities in which we invest may be accompanied by “equity-kickers,” such as warrants, through which we may acquire equity securities, or the right to acquire equity securities, in a given portfolio company. A portion of our capital may also be invested from time to time on the basis of short-term market considerations, including in more liquid assets that may have a lower yield than the directly originated debt investments we primarily intend to target. We expect most of our debt investments will either not be rated or, if rated, will carry a rating below investment grade by a nationally recognized statistical rating organization (rated lower than “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) or lower than “BBB-” by Standard & Poor’s Ratings Services (“S&P”), which classification is often referred to as “junk”), and we may at times invest in loans that are or that become non-performing, distressed or defaulted, or that are or may become involved in work-outs, liquidations, reorganizations, bankruptcies or similar transactions. While we expect the weighted average maturity of our portfolio investments to be approximately three to five years once we are fully invested, there is no limit on the maturity or duration of any security we may hold in our portfolio. Loans and securities purchased in the secondary market will generally have shorter remaining terms to maturity than newly issued investments.

We focus primarily on newly originated senior secured term loans in middle market companies that we obtain through privately negotiated transactions. Such companies may be, but are not required to be, non-sponsor businesses, which are businesses or companies that are not backed by a private equity firm or other professional equity investors. Notwithstanding that we focus primarily on newly originated senior secured term loans, we may additionally invest without limit in other types of loans or debt instruments, including bank loans and syndicated loans, unsecured loans, and subordinated loans. To the extent that we invest in syndicated loans, we expect that they will generally be underwritten by a commercial or investment bank, finance company, or other investment fund, which underwriter may, but is not required to, come from TP Private Credit Team’s network of relationships. We may, but are not required to, acquire or originate loans or other debt instruments (or pools thereof) with the intention of syndicating to unaffiliated third parties a portion, or potentially all, of such loans or debt instruments. Our Adviser seeks to generate investment opportunities for us through direct origination channels as well as through syndicate and club deals (i.e., investments made by a small group of investment firms). Our Adviser’s investment approach involves a multi-step selection process for each potential investment opportunity, with particular emphasis on the early detection of deteriorating credit conditions at portfolio companies which may result in adverse portfolio developments, in order to maximize current income and minimize the risk of capital loss while preserving the potential for long-term capital appreciation. With respect to the servicing of such loans, to the extent that we are one of several lenders that are party to a given credit agreement with a particular borrower, we or others may serve as the servicer to loans made under such credit agreement. In circumstances where we are appointed as a loan servicer, we may appoint a third party as a sub-servicer to assist us with or to perform any such servicing functions on our behalf.

Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other proprietary funds, investment vehicles or accounts to which Third Point provides discretionary investment advisory services (collectively, the “Third Point Funds”). From time to time, we may co-invest with other Third Point Funds, subject to limitations imposed on transactions with affiliates under the 1940 Act and any exemptive relief granted by the SEC. We have received an exemptive order from the SEC permitting us to co-invest alongside other investment vehicles or accounts managed by the Adviser or its affiliates, such as the Third Point Funds, as well as alongside the Adviser or its affiliates in a principal capacity, in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, including oversight by our Board of Trustees (the “Board”) in the exercise of its reasonable business judgment.

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

Revenues

We generate revenues primarily through receipt of interest income from our investments. In addition, we generate income from capital gains on the sales of loans, debt and equity related securities, and various loan origination and other fees, as well as dividends on direct equity investments.

Expenses

We have entered into the Administration Agreement pursuant to which the Administrator provides the administrative services necessary for us to operate. We are utilizing the Administrator’s office facilities, equipment, and recordkeeping services. The Administrator has engaged with State Street Bank and Trust Company, which is not an affiliate of us or the Adviser, to provide us with certain fund accounting and administrative services. Any sub-administrator is compensated separately for performing sub-administrative services under the terms of a sub-administration agreement. We pay no fee in connection with the services provided under the Administration Agreement. We reimburse the Administrator for any costs and expenses it may incur on our behalf in connection with providing facilities and administrative services to us, including our allocable portion of any organizational or offering-related costs and expenses incurred on our behalf, the compensation of any administrative personnel who provide services to us, plus overhead (including rent, office equipment and utilities) and other expenses incurred by the Administrator in performing its obligations under the Administration Agreement. In addition, we reimburse the Administrator for the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of certain of our officers, including our Chief Financial Officer, Chief Compliance Officer and any administrative support staff. Our allocable portion of overhead is determined by the Administrator, which uses various methodologies, including, without limitation, allocation based on the percentage of time certain individuals devote, on an estimated basis, to our business and affairs, or other applicable financial metrics, such as our assets under management or net asset value relative to those of other clients of the Administrator or Third Point, and is subject to oversight by the Board.

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

Investment-related expenses with respect to investments in which we invest together with one or more parallel funds (or co-investment vehicles) are generally allocated among all such entities on the basis of capital invested by each such entity into the relevant investment. However, if the Adviser reasonably believes that such allocation method would produce an inequitable result to any such entity, the Adviser may allocate such expenses among such entities in any other manner that the Adviser believes in good faith to be fair and equitable. We also benefit from certain “mixed-use” services, products and resources that are utilized by Third Point to provide investment advisory and administrative services to other clients or for proprietary purposes, including but not limited to research and information services, information technology services and software platforms, and third-party service providers. To the extent that the cost of such services may be borne in part by us as an operating expense, the Administrator may use various methodologies to determine our allocable portion of the total cost of such service, product or resource, including but not limited to allocating between us and other clients pro rata based on the number of clients receiving such services, proportionately in accordance with asset size, or on such other basis that the Administrator determines to be fair and equitable under the circumstances.

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

Either we or the Adviser may terminate the Expense Support Agreement at any time, with or without notice, without the payment of any penalty, provided that any of our expense payments paid by the Adviser that have not been reimbursed to the Adviser remain our obligation following any such termination, subject to the terms of the Expense Support Agreement.

Portfolio and Investment Activity

On April 7, 2026, immediately prior to electing to be regulated as a BDC under the 1940 Act (“BDC Election”), we completed the acquisition of a portfolio of loan investments (the “Warehouse Investments”) from Macquarie Bank Limited and/or its affiliates (collectively, “Macquarie”) pursuant to certain LSTA Par/Near Par trade confirmations and related agreements (the “Trade Confirmations”). The Warehouse Investments were previously acquired by Macquarie at our request prior to our BDC Election, and were identified, evaluated, and selected by the TP Private Credit Team. Pursuant to the Trade Confirmations, our obligation to purchase the Warehouse Investments was subject to certain conditions, including the receipt by us of a minimum amount of committed but uncalled capital commitments and approval by the Board. We satisfied such conditions and completed the acquisition on April 7, 2026.

The aggregate commitments/par amount of the Warehouse Investments was approximately $105.9 million, and the aggregate purchase price was approximately $85.7 million, net of accrued interest. The acquisition was funded with a combination of cash proceeds from the private offering of our Shares and borrowings under the credit facilities described above.

As of June 30, 2026, our portfolio investments had a fair value of approximately $128.5 million, excluding approximately $50.0 million of U.S. Government securities. The following table summarizes our portfolio composition and investment activity during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total investments, beginning of period	—	—	—	—
New investments purchased	$127,961,174	—	$127,961,174	—
Net unrealized appreciation (depreciation) from investments	809,472	—	809,472	—
Net accretion of discount on investments	105,086	—	105,086	—
Investments repaid	(381,382)	—	(381,382)	—
Total investments, end of period	$128,494,350	—	$128,494,350	—
Portfolio companies at beginning of period	—	—	—	—
Number of new portfolio companies	20	—	20	—
Portfolio companies at end of period	20	—	20

As of June 30, 2026 and December 31, 2025, our portfolio investments, excluding approximately $50.0 million of U.S. Government securities, consisted of the following:

	As of June 30, 2026			As of December 31, 2025
			Percent of			Percent of
	Amortized		Total Portfolio	Amortized		Total Portfolio
	Cost	Fair Value	at Fair Value	Cost	Fair Value	at Fair Value
First-lien debt investments	$126,184,878	$126,994,350	98.83%	$—	$—	—%
Equity and other investments	1,500,000	1,500,000	1.17%	—	—	—%
Total	$127,684,878	$128,494,350	100%	$—	$—	—%

The industry composition of our portfolio investments at amortized cost and fair value, excluding U.S. Government securities, as of June 30, 2026 and December 31, 2025 was as follows:

	As of June 30, 2026			As of December 31, 2025
Industry	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Aerospace & Defense	$12,267,337	$12,266,256	9.55%	$-	$-	-%
Building Products	18,104,940	18,156,919	14.13%	-	-	-%
Commercial Services & Supplies	16,833,612	17,046,804	13.27%	-	-	-%
Construction & Engineering	3,960,382	3,959,268	3.08%	-	-	-%
Diversified Financial Services	1,693,235	1,685,450	1.31%	-	-	-%
Entertainment	1,754,353	1,748,819	1.36%	-	-	-%
Health Care Providers & Services	26,902,518	27,073,988	21.06%	-	-	-%
Interactive Media & Services	1,756,563	1,753,763	1.36%	-	-	-%
IT Services	414,417	449,942	0.35%	-	-	-%
Life Sciences Tools & Services	2,307,565	2,306,521	1.80%	-	-	-%
Pharmaceuticals	1,712,426	1,690,763	1.32%	-	-	-%
Professional Services	6,718,526	6,758,505	5.26%	-	-	-%
Specialty Retail	1,750,000	1,746,973	1.36%	-	-	-%
Textiles, Apparel & Luxury Goods	17,315,299	17,677,046	13.76%	-	-	-%
Transportation Infrastructure	14,193,705	14,173,333	11.03%	-	-	-%

Total investments, at fair value	$127,684,878	$128,494,350	100.00%	$-	$-	-%

Results of Operations

Operating results for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total investment income	$2,514,816	$—	$2,514,816	$—
Less: Net expenses	1,284,213	—	1,284,213	—
Net investment income before income taxes	1,230,603	—	1,230,603	—
Net investment income	1,230,603	—	1,230,603	—
Net change in unrealized gains (losses)	808,213	—	808,213	—
Net increase (decrease) in net assets resulting from operations	$2,038,816	$—	$2,038,816	$—

Investment Income

Investment income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest from investments	$2,514,816	$—	$2,514,816	$—
Total investment income	$2,514,816	$—	$2,514,816	$—

For both the three and six months ended June 30, 2026, total investment income was $2.5 million, driven primarily by our deployment of capital. The size of our investment portfolio at fair value was approximately $128.5 million, excluding U.S. Government Securities of approximately $50.0 million at June 30, 2026.

Expenses

The composition of our expenses for the three and six months ended June 30, 2026 and 2025 was as follows:

	For Three Months Ended		For Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and other financing expenses	$820,300	$—	$820,300	$—
Administrative fees	529,650	—	529,650	—
Offering Costs	710,798	—	710,798	—
Organizational expenses	—	266,114	—	565,488
Professional fees	637,742	—	1,067,276	—
Management fees	71,498	—	71,498	—
Investment income incentive fees	190,233	—	190,233	—
Capital gains incentive fees	101,027	—	101,027	—
Trustees’ fees	117,500	78,333	235,000	78,333
Other general expenses	299,531	—	299,531	—
Total Expenses	$3,478,279	$344,447	$4,025,313	$643,821
Less: Expense Support	(2,194,066)	(344,447)	(2,741,100)	(643,821)
Net Expenses	$1,284,213	$—	$1,284,213	$—

Interest Expense

Interest expense was $820,300 for both the three and six months ended June 30, 2026, compared to $0 for the three and six months ended June 30, 2025. The increase was mainly driven by borrowings under the ABL Credit Facility and the SCF Credit Facility in connection with the commencement of investment operations.

Administrative Fee

Administrative expenses were $529,650 for both the three and six months ended June 30, 2026, compared to $0 for the three and six months ended June 30, 2025, reflecting our allocable portion of compensation of certain of our officers incurred by the Administrator under the Administration Agreement.

Organizational Expenses

There were no organizational expenses for the three and six months ended June 30, 2026, compared to $266,114 and $565,488 for the three and six months ended June 30, 2025, respectively. The decrease reflects the substantial completion of organizational activities upon commencement of investment operations on April 7, 2026.

Amortization of Deferred Offering Costs

Amortization of deferred offering costs was $710,798 for both the three and six months ended June 30, 2026, compared to $0 for both the three and six months ended June 30, 2025. Offering costs are amortized over twelve months commencing upon the start of investment operations. All offering costs were funded by the Adviser pursuant to the Expense Support Agreement.

Management Fees

Management fees were $71,498 for both the three and six months ended June 30, 2026. No management fees were incurred for the three and six months ended June 30, 2025 as we had not yet commenced investment operations.

Incentive Fees

Investment income incentive fees were $190,233 for both the three and six months ended June 30, 2026. Capital gains incentive fees were $101,027 for both the three and six months ended June 30, 2026. No incentive fees were incurred for the three and six months ended June 30, 2025, as we had not yet commenced investment operations. See Note 4 to our consolidated financial statements for additional information.

Trustees’ Fees

Trustees’ fees represent compensation paid to our independent trustees for their service on our Board of trustees. For the three and six months ended June 30, 2026, Trustees’ fees were $117,500 and $235,000, respectively. For both the three and six months ended June 30, 2025, Trustees’ fees were $78,333.

Net Realized Gain and Losses on Investments

The following table summarizes the net change in unrealized appreciation (depreciation) on our portfolio investments, excluding U.S. Government securities, for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net unrealized appreciation (depreciation) on investments	$809,472	$—	$809,472	$—
Total net unrealized appreciation (depreciation)	$809,472	$—	$809,472	$—

For both the three and six months ended June 30, 2026, we recognized gross unrealized appreciation on investments of $1.0 million, with gross unrealized depreciation on investments of $0.2 million, resulting in net change in unrealized appreciation of $0.8 million on investments.

Financial Condition, Liquidity and Capital Resources

Our liquidity and capital resources are derived primarily from proceeds from our continuous offering of Shares, advances from our credit facilities and cash flows from operations. The primary uses of our cash are: (i) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements; (ii) the cost of operations (including paying our Adviser and Administrator); (iii) debt service, repayment and other financing costs of our borrowings; and (iv) cash distributions to the holders of our Shares.

We may from time to time enter into additional credit facilities, increase the size of our existing credit facilities or issue debt securities. Any such incurrence or issuance would be subject to prevailing market conditions, our liquidity requirements, contractual and regulatory restrictions, and other factors. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%.

Cash and cash equivalents as of June 30, 2026, taken together with our available capacity under our credit facilities, is expected to be sufficient for our investing activities and to conduct our operations in the near term. As of June 30, 2026, we had $17,899,134 in cash and cash equivalents.

From inception (May 23, 2024) through June 30, 2026, we capitalized $3,052,250 of offering costs as deferred offering costs (net of expense sharing) on the Statement of Assets and Liabilities in accordance with ASC Topic 946. These costs are being amortized to expense over a twelve-month period commencing upon the start of our investment operations on April 7, 2026. All offering costs were funded by the Adviser pursuant to the Expense Support Agreement, subject to potential reimbursement by us in future periods. See Notes 3 and 4 to our consolidated financial statements for additional information.

Equity Activity

The following table summarizes the total Class I Shares issued and proceeds received for the three months ended June 30, 2026:

Share Issuance Date	Number of Shares Issued	Aggregate Proceeds
April 7, 2026	1,600,000	$40,000,000
April 14, 2026	488,569	12,465,000
April 28, 2026	46,243	2,000,000
May 1, 2026	384,766	10,000,000
Total	2,519,578	$64,465,000

Sales of Shares are made pursuant to subscription agreements entered into by us and our investors. Under the terms of the subscription agreements, investors are required to fund drawdowns to purchase Shares up to the amount of their respective capital commitments on an as-needed basis with a minimum of ten (10) business days’ prior notice to the funding date, although we may provide at least five (5) business days’ prior notice if we determine that exigent circumstances necessitate a shorter notice period.

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

Each sale of Shares will be exempt from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder or Regulation S thereunder. We are still accepting new commitments. We have not engaged in general solicitation or advertising with regard to the issuance and sale of the Shares and have not offered securities to the public in connection with such issuance and sale. We rely, in part, upon representations from the investors in the subscription agreements that each investor is either an “accredited investor,” as defined in Regulation D under the Securities Act, or is not a “U.S. person” as defined in Regulation S under the Securities Act.

Borrowings

From time to time, we may enter into credit facilities, increase the size of our existing credit facilities and/or issue debt securities, including unsecured notes. In accordance with the 1940 Act, with certain limited exceptions, we are only allowed to incur borrowings, issue debt securities or issue preferred stock, if immediately after the borrowing or issuance, the ratio of total assets (less total liabilities other than indebtedness) to total indebtedness plus preferred stock, is at least 150%. We seek to carefully consider our unfunded commitments for the purpose of planning our ongoing financial leverage.

As of June 30, 2026, we had an aggregate amount of $70.2 million of debt outstanding and our asset coverage ratio was 155.4%. As of December 31, 2025, we had no debt outstanding as we had not yet commenced operations.

As of June 30, 2026, we were in compliance with the terms of our debt arrangements.

Our outstanding borrowings as of June 30, 2026 were as follows:

Debt Obligations	Rate	Principal	Principal Outstanding	Amount Available	Maturity Date
ABL Credit Facility	Term SOFR + 1.90%	$150,000,000	$63,028,152	$86,971,848	April 2031
SCF Credit Facility	Term SOFR + 2.40%	20,000,000	7,199,000	12,801,000	April 2027
Total		$170,000,000	$70,227,152	$99,772,848

In addition to the borrowings discussed above, the Fund had an outstanding repurchase agreement as of June 30, 2026 with a balance of $49.9 million, collateralized by U.S. Treasury Bills. The borrowing matured on July 1, 2026 and was settled on July 2, 2026. See Note 7 to the consolidated financial statements for additional information.

ABL Credit Facility

On April 7, 2026, TP Private Capital Partners SPV I (FLCF) LLC (“SPV I”), a wholly-owned subsidiary of Third Point Private Capital Partners, entered into a senior secured credit facility (the “ABL Credit Facility”) pursuant to a Credit Agreement (the “ABL Credit Agreement”) with Goldman Sachs Bank USA, as administrative agent and lender. At closing, the ABL Credit Facility had an initial committed amount of $150,000,000 (the “Facility Amount”), with the ability to increase up to a specified maximum amount subject to satisfaction of certain conditions and Goldman Sachs’ consent. The ABL Credit Facility has five-year maturity, consisting of a three-year reinvestment period followed by a two-year amortization period. Advances under the ABL Credit Facility bear interest at a rate per annum equal to Term SOFR plus 1.90%. SPV I is required to pay (i) an upfront fee equal to 0.75% of the Facility Amount, payable on the closing date, and (ii) a quarterly unused commitment fee equal to 0.40% per annum on the unused portion (or such other amount, to the extent applicable, based on the date of determination) of the Facility Amount, calculated on the basis of a 360-day year and the actual number of days elapsed.

As of June 30, 2026, we, and SPV I were in compliance with all covenants and other requirements of the ABL Credit Agreement.

SCF Credit Facility

On April 7, 2026, TP Private Capital Partners SPV II (SCF) LLC (“SPV II”), a wholly-owned subsidiary of ours, entered into a senior secured revolving credit facility (the “SCF Credit Facility”) pursuant to a Credit Agreement (the “SCF Credit Agreement”) with Goldman Sachs Bank USA, as administrative agent and lender. At closing, the SCF Credit Facility had an initial committed amount of $20,000,000 (the “SCF Facility Amount”). The SCF Credit Facility matures on the earlier of (i) the 12-month anniversary of the closing date and (ii) 30 days prior to the last date we may issue capital calls under our governing documents. Advances under the SCF Credit

Facility bear interest at a rate per annum equal to Term SOFR plus 2.40%. SPV II is required to pay (i) an upfront fee equal to 0.25% of the SCF Facility Amount, payable on the closing date, and (ii) a quarterly unused commitment fee equal to 0.25% per annum on the unused portion of the SCF Facility Amount.

As of June 30, 2026, we, and SPV II were in compliance with all covenants and other requirements of the SCF Credit Agreement.

Contractual Obligations

We have entered into a number of business relationships with affiliated or related parties, including the following:

●	the Investment Advisory Agreement;
●	the Administration Agreement; and
●	the Expense Support Agreement.

In addition to the aforementioned agreements, we, our Adviser and certain of our Adviser’s affiliates have been granted exemptive relief by the SEC to co-invest with other funds managed by our Adviser or its affiliates in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors.

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates, and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the period ending June 30, 2026.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Changes in the economic environment, financial markets, and any other parameters used in determining such estimates could cause actual results to differ. Our critical accounting estimates, including those relating to the valuation of our investment portfolio, should be read in connection with our consolidated financial statements in Part I, Item 1 of this Report, including Note 2.

Recent Developments

On July 1, 2026, we issued 25,915 Class I Shares for net proceeds of $684,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including investment valuation risk, interest rate risk, and currency risk. Our exposure to such risks has not materially changed from what was previously disclosed in our most recent Annual Report on Form 10-K.

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

Item 1A. Risk Factors

Investors should carefully consider the risks described in our most recent Annual Report on Form 10-K and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto. Such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition, and/or operating results.

There have been no material changes to the risk factors set forth in our most recent Annual Report on Form 10-K, except as set forth below.

The following replaces the risk factor entitled “Co-Investments and Transactions with Affiliates” set forth in our most recent Annual Report on Form 10-K:

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the Independent Trustees and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or closely related times), without prior approval of our Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and generally we will be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. However, we may under certain circumstances purchase any such affiliate's loans or securities in the secondary market, which could create a conflict for the Adviser between our interests and the interests of such affiliate, in that the ability of the Adviser to recommend actions in our best interest may be limited. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person's affiliates, or entering into prohibited joint transactions (including certain co-investments) with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers, trustees, Adviser or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any fund or any portfolio company of a fund managed by the Adviser, or entering into joint arrangements such as certain co-investments with these companies or funds without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

We have received an exemptive order from the SEC permitting us to co-invest alongside other investment vehicles or accounts managed by the Adviser or its affiliates, such as the Third Point Funds, as well as alongside the Adviser or its affiliates in a principal capacity, subject to the terms and conditions of such exemptive order, in a manner consistent with our investment objective, positions, policies, strategies and restrictions, as well as regulatory requirements and other pertinent factors, including oversight by the Board in the exercise of its reasonable business judgment. Pursuant to such exemptive order, we may participate in certain co-investment transactions on terms that are the same as those applicable to the other investment vehicles managed by, or entities affiliated with, the Adviser or its affiliates. To the extent an investment by such other investment vehicle or entity, as applicable, in an applicable co-investment opportunity is based on favorable terms, we will benefit from investing in such co-investment opportunity based on such favorable terms. In addition, in connection with any such co-investment transaction, we will receive our pro rata share of any transaction fees, including break-up, structuring, monitoring or commitment fees, but excluding brokerage or underwriting compensation permitted by Section 17(e) or 57(k) of the 1940 Act, in respect of such co-investment transaction, based on our relative share of the amount invested or committed, as applicable, in such transaction.

In situations where co-investment with other Third Point Funds is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of the exemptive order, the Adviser or its affiliates will need to decide which client or clients will proceed with the investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported on our current reports on Form 8-K, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are included in this Report on Form 10-Q or incorporated by reference to exhibits previously filed with the SEC (and are numbered in accordance with Item 601 of Regulation S-K under the Securities Act).

Number	Exhibit

3.1	Certificate of Trust[1]

3.2	Form of Amended and Restated Declaration of Trust[2]

3.3	Form of Bylaws[2]

10.1	Amended and Restated Expense Support Agreement[5]

10.2	Management Fee Waiver Letter[3]

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

SCF Credit Agreement, dated as of April 7, 2026 by and among TP Private Capital Partners SPV II (SCF) LLC, as borrower, Third Point Private Capital LLC, as collateral manager, and Goldman Sachs Bank USA, as administrative agent and as a lender, and the other lenders from time-to-time party thereto[4]

31.1	Certification of Principal Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

*Filed herewith

[1]	Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56662) filed on May 31, 2024 and incorporated herein by reference.
[2]	Previously filed as part of the Registrant’s amended Registration Statement on Form 10 (File No. 000-56662) filed on April 21, 2025 and incorporated herein by reference.
[3]	Previously filed as part of the Registrant’s Annual Report on Form 10-K (File No. 000-56662) filed on March 31, 2026 and incorporated herein by reference.
[4]	Previously filed as part of the Registrant’s Current Report on Form 8-K (File No. 814-01730) filed on April 13, 2026 and incorporated herein by reference.
[5]	Previously filed as part of the Registrant's Quarterly Report on Form 10-Q (File No. 814-01730) filed on May 15, 2026 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Third Point Private Capital Partners

Date: August 13, 2026	/s/ Christopher W. Taylor
Name: Christopher W. Taylor Title: President, Chief Executive Officer, Chair of the Board and Trustee (Principal Executive Officer)

Date: August 13, 2026	/s/ Jeffrey Liddle
Name: Jeffrey Liddle Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)