Form 10-Q
period 2026-09-30
Third Point Private Capital Partners
filed 2026-11-12
CIK 2025369

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Commission File Number 814-01730

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

The Registrant’s common shares of beneficial interest, $0.001 par value per share (“Shares”) outstanding as of November 10, 2026 were 2,983,180 Class I shares, no Class S shares, and no Class D shares. Common Shares outstanding exclude November 1, 2026 subscriptions since the issuance price is not yet finalized at the date of this filing.

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

The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

●	the ability of our portfolio companies to achieve their objectives;
●	our business prospects and the business prospects of our portfolio companies;
●	the ability of Third Point Private Capital LLC (the “Adviser”) and its affiliates to retain talented professionals;
●	our ability to raise sufficient capital to execute our investment strategy;
●	our future operating results and dependence on key personnel and the Adviser;
●	risks associated with possible disruptions due to terrorism in our operations or the economy generally;
●	the relative and absolute performance of the Adviser;
●	our expected financings and investments;
●	future changes in laws or regulations and conditions in our operating areas;
●	the dependence of our future success on the general economy and its impact on the industries in which we invest;
●	the impact of increased competition;
●	interest rate volatility, including volatility associated with debt investments based on floating rates, such as SOFR (as defined below), EURIBOR (as defined below), the Federal Funds Rate or the prime rate;
●	the ongoing crises in Ukraine, the Middle East and other global conflicts;
●	changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including with respect to a rating agency downgrade;

●	general economic and political trends and other external factors, including pandemics and recent supply chain disruptions;
●	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
●	the portfolio may be affected by force majeure events and climate change-related occurrences and public health concerns;
●	our information and technology systems, as well as those of the Adviser and their respective service providers, may be vulnerable to cybersecurity incidents;
●	we may be required to disclose information under the U.S. Freedom of Information Act (“FOIA”) which may affect our competitive advantage;
●	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the rules and regulations issued thereunder;
●	our regulatory structure as a business development company (“BDC”) and tax status as a regulated investment company (a “RIC”);
●	the tax status of the enterprises in which we may invest;
●	our ability to pay dividends or make distributions;
●	our contractual arrangements and relationships with third parties;
●	the adequacy of our cash resources; and
●	the impact of future acquisitions, divestitures, and investments.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), which preclude civil liability for certain forward-looking statements, do not apply to the forward-looking statements in this Report.

Item 1. Financial Statements

Third Point Private Capital Partners

Consolidated Statements of Assets and Liabilities

(In U.S. Dollars)

	September 30, 2026 (Unaudited)	December 31, 2025

Assets
Investments, at fair value
Non-controlled, non-affiliated investments (cost of $150,585,890 and $0, respectively)	$151,399,415	$—
Cash equivalents, at fair value	25,911,358	—
Cash	6,464,584	25,000
Deferred offering costs (net of expense sharing) (Notes 3 and 4)	1,428,234	2,192,526
Receivable from Adviser (Note 4)	3,364,630	306,260
Receivable for investments sold	101,334	—
Interest receivable	1,261,287	—
Other assets	16,600	—
Total assets	$189,947,442	$2,523,786
Liabilities
Debt (net of deferred financing costs of $1,848,746 and $0, respectively)	$80,304,405	$—
Repurchase agreements	19,959,700	—
Organizational and offering costs payable	2,702,762	1,791,631
Payable to Adviser (Note 4)	866,961	707,155
Trustees’ fees payable	117,500	—
Subscriptions received in advance	1,250,000	—
Payable for investments purchased	1,688,970	—
Investment income incentive fees payable	252,260	—
Capital gains incentive fees payable	101,902	—
Interest and other financing expenses payable	1,038,043	—
Management fee payable	91,321	—
Accrued expenses and other liabilities	1,988,854	—
Total liabilities	$110,362,678	$2,498,786
Commitments and Contingencies (See Note 8)
Net Assets
Common shares, $0.001 par value, unlimited common shares authorized; 2,940,688 and 1,000 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	$2,941	$1
Additional paid-in-capital	75,771,059	24,999
Accumulated distributable earnings (losses)	3,810,764	—
Total Net Assets	$79,584,764	$25,000
Total Liabilities and Net Assets	$189,947,442	$2,523,786
Net asset value per share	$27.06	$25.00

See accompanying notes.

Third Point Private Capital Partners

Consolidated Statements of Operations (Unaudited)

(In U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
From non-controlled/non-affiliated company investments:
Interest income	$3,690,626	$177	$6,205,442	$412
Total investment income	3,690,626	177	6,205,442	412
Expenses
Organizational expenses	$—	$90,663	$—	$656,151
Professional fees	412,390	—	1,479,666	—
Offering costs	791,105	—	1,501,903	—
Interest and other financing expenses	1,407,678	—	2,227,978	—
Investment income incentive fees	252,260	—	442,493	—
Capital gains incentive fees	875	—	101,902	—
Administrative service expenses	515,669	—	1,045,319	—
Trustees’ fees	117,500	117,500	352,500	195,833
Management fees	228,303	—	407,048	—
Distribution expenses	23,098	—	23,098	—
Other general expenses	164,060	—	463,591	—
Less: Management fee waiver	(136,982)	—	(244,229)	—
Less: Expense support	(1,850,276)	(208,163)	(4,591,376)	(851,984)
Net expenses	1,925,680	—	3,209,893	—
Net investment income/(loss)	$1,764,946	$177	$2,995,549	$412
Net gain/(loss) from investment transactions
Net realized gain/(loss) from investments and cash equivalents	1,072	—	1,072	—
Net change in unrealized appreciation/(depreciation) from investments and cash equivalents	5,930	—	814,143	—
Net gain/(loss) from investment transactions	7,002	—	815,215	—
Net increase/(decrease) in net assets resulting from operations	$1,771,948	$177	$3,810,764	$412
Per Common Share Data
Basic and diluted earnings per common share	$0.66	$0.18	$2.32	$0.52
Basic and diluted net investment income per common share	$0.66	$0.18	$1.83	$0.52
Basic and diluted weighted average common shares outstanding	2,682,128	1,000	1,639,104	791

See accompanying notes.

Third Point Private Capital Partners

Consolidated Statements of Changes in Net Assets (Unaudited)

(In U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operations:
Net investment income/(loss)	$1,764,946	$177	$2,995,549	$412
Net realized gain/(loss) from investments and cash equivalents	1,072	—	1,072	—
Net change in unrealized appreciation/(depreciation) from investments and cash equivalents	5,930	—	814,143	—
Net increase/(decrease) in net assets resulting from operations	1,771,948	177	3,810,764	412
Capital transactions:
Issuance of common shares	11,284,000	—	75,749,000	25,000
Net increase in net assets resulting from capital transactions	11,284,000	—	75,749,000	25,000
Net assets at the beginning of the period	66,528,816	25,235	25,000	—
Net assets at the end of the period	$79,584,764	$25,412	$79,584,764	$25,412
Net asset value per common share	27.06	25.41	27.06	25.41
Common shares outstanding	2,940,688	1,000	2,940,688	1,000

See accompanying notes.

Third Point Private Capital Partners

Consolidated Statements of Cash Flows (Unaudited)

(In U.S. Dollars)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase/(decrease) in net assets resulting from operations	$3,810,764	$412
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Net change in unrealized (appreciation)/depreciation from investments and cash equivalents	(814,143)	—
Purchases of investments	(151,232,092)	—
Proceeds from sales of investments and principal repayments	920,231	—
Net amortization/(accretion) on investments	(268,378)	—
Payment-in-kind interest capitalized	(5,651)	—
Amortization of deferred financing costs	388,421	—
Changes in operating assets and liabilities:
Decrease/(increase) in deferred offering costs	764,292	(1,882,918)
Decrease/(increase) in receivable from Adviser	(3,058,370)	(678,505)
Decrease/(increase) in receivable for investments sold	(101,334)	—
Decrease/(increase) in interest receivable	(1,261,287)	—
Decrease/(increase) in other assets	(16,600)	—
Increase/(decrease) in organizational and offering costs payable	911,131	2,365,590
Increase/(decrease) in payable to Adviser	159,806	—
Increase/(decrease) in Trustees’ fees payable	117,500	195,833
Increase/(decrease) in payable for investments purchased	1,688,970	—
Increase/(decrease) in investment income incentive fees payable	252,260	—
Increase/(decrease) in capital gains incentive fees payable	101,902	—
Increase/(decrease) in interest and other financing expenses payable	1,038,043	—
Increase/(decrease) in management fees payable	91,321	—
Increase/(decrease) in accrued expenses and other liabilities	1,988,854	—
Net cash provided by/(used in) operating activities	(144,524,360)	412
Cash flows from financing activities:
Proceeds from issuance of common shares	75,749,000	25,000
Proceeds from subscriptions received in advance	1,250,000	—
Payment of deferred financing costs	(2,237,167)	—
Proceeds from repurchase agreement	19,959,700	—
Debt borrowings	116,402,151	—
Debt repayments	(34,249,000)	—
Net cash provided by/(used in) financing activities	176,874,684	25,000
Net increase in cash and cash equivalents	32,350,324	25,412
Noncash change in fair value of Treasury cash equivalents	618	—
Cash and cash equivalents at the beginning of the period	25,000	—
Cash and cash equivalents at the end of the period	$32,375,942	$25,412
Supplemental cash flow information
Cash paid for interest during the period	$801,515	$—

See accompanying notes.

Third Point Private Capital Partners

Consolidated Schedules of Investments (Unaudited)

(In U.S. Dollars)

			Reference							Percentage
			Rate and	All In	Acquisition	Maturity	Principal/	Cost/Amortized		of Net
Investments(1)(2)	Investment Type	Industry	Spread(3)	Rate(3)	Date	Date	Shares	Cost(4)	Fair Value(5)(6)	Assets
Non-controlled/Non-affiliated
Debt investments
Advanced Integration Technology LP	Term Loan	Aerospace & Defense	SOFR + 5.75%	9.65%	6/1/2026	6/1/2033	12,390,158	$12,272,063	$12,266,256	15.41%
Alcami Corporation	Delayed Draw Term Loan	Life Sciences Tools & Services	SOFR + 5.50%	9.41%	4/28/2026	12/21/2029	2,325,692	2,305,106	2,302,435	2.89%
Alcami Corporation	Revolver	Life Sciences Tools & Services	SOFR + 5.50%	N/A	4/28/2026	12/21/2029	-	(1,491)	(1,685)	0.00%
AMC Entertainment Holdings, Inc. ⁽⁷⁾	Term Loan	Entertainment	SOFR + 6.00%	9.89%	6/26/2026	1/4/2029	1,741,261	1,749,235	1,741,505	2.19%
Bausch Health Companies Inc. ⁽⁷⁾	Term Loan	Pharmaceuticals	SOFR + 6.25%	10.15%	6/26/2026	10/8/2030	1,741,184	1,709,208	1,733,470	2.18%
Coreweave Financing DDTL V, LLC ⁽⁷⁾	Delayed Draw Term Loan	IT Services	SOFR + 4.50%	8.37%	5/6/2026	11/17/2031	1,064,129	1,054,131	1,071,110	1.35%
Cornerstone Caregiving LLC	Revolver	Health Care Providers & Services	SOFR + 4.75%	N/A	4/7/2026	4/1/2032	-	(6,679)	(7,692)	(0.01)%
Cornerstone Caregiving LLC	Term Loan	Health Care Providers & Services	SOFR + 4.75%	8.82%	4/7/2026	4/1/2032	9,230,769	9,146,183	9,138,462	11.48%
CP Turf Parent, LLC	Delayed Draw Term Loan	Building Products	SOFR + 5.00%	9.07%	4/7/2026	10/25/2029	362,619	361,832	348,087	0.44%
CP Turf Parent, LLC	Revolver	Building Products	SOFR + 5.00%	N/A	4/7/2026	10/25/2029	-	(2,317)	(9,188)	(0.01)%
CP Turf Parent, LLC	Term Loan	Building Products	SOFR + 5.00%	9.07%	4/7/2026	10/25/2029	7,911,783	7,798,012	7,832,666	9.84%
CrossCountry Consulting LLC	Delayed Draw Term Loan	Professional Services	SOFR + 4.50%	N/A	7/1/2026	6/1/2029	-	(6,442)	(14,077)	(0.02)%
Fabletics, Inc	Delayed Draw Term Loan	Textiles, Apparel & Luxury Goods	SOFR + 7.50%	11.32%	4/7/2026	10/31/2030	238,613	243,679	238,613	0.30%
Fabletics, Inc	Term Loan	Textiles, Apparel & Luxury Goods	SOFR + 7.50%	11.32%	4/7/2026	10/31/2030	12,593,750	12,250,316	12,593,750	15.82%
Flynn America LP ⁽⁷⁾	Term Loan	Construction & Engineering	SOFR + 4.50%	8.52%	4/15/2026	7/31/2028	598,527	591,711	595,535	0.75%
Genova Diagnostics, Inc.	Delayed Draw Term Loan	Health Care Providers & Services	SOFR + 6.75%	10.65%	4/7/2026	12/23/2030	1,783,871	1,725,988	1,730,355	2.17%
Genova Diagnostics, Inc.	Revolver	Health Care Providers & Services	SOFR + 6.75%	N/A	4/7/2026	12/23/2030	-	(23,857)	(38,710)	(0.05)%
Genova Diagnostics, Inc.	Term Loan	Health Care Providers & Services	SOFR + 6.75%	10.65%	4/7/2026	12/23/2030	16,586,290	15,997,753	16,088,702	20.22%
Hanna Andersson, LLC	Term Loan	Textiles, Apparel & Luxury Goods	SOFR + 6.75%	10.57%	6/26/2026	4/24/2031	4,987,500	4,916,678	4,912,688	6.17%
Jacent Strategic Merchandising, LLC	Delayed Draw Term Loan	Distribution & Retail	SOFR + 6.50%	N/A	9/11/2026	5/15/2030	-	(8,676)	(8,803)	(0.01)%
Jacent Strategic Merchandising, LLC	Revolver	Distribution & Retail	SOFR + 6.50%	N/A	9/11/2026	5/15/2030	-	(6,940)	(7,042)	(0.01)%
Jacent Strategic Merchandising, LLC	Term Loan	Distribution & Retail	SOFR + 6.50%	10.34%	9/11/2026	5/15/2030	3,943,662	3,885,362	3,884,507	4.88%
Kassel Mechanical, LLC	Term Loan	Commercial Services & Supplies	SOFR + 8.00%	11.74⁽⁹⁾ %	4/7/2026	9/17/2029	15,462,873	15,041,615	15,462,873	19.43%
LHS Borrower, LLC	Revolver	Building Products	SOFR + 5.25%	9.15%	4/7/2026	9/4/2031	195,000	191,622	174,375	0.22%
LHS Borrower, LLC	Term Loan	Building Products	SOFR + 5.25%	9.15%	4/7/2026	9/4/2031	9,973,125	9,720,418	9,698,864	12.19%
Mavis Tire Express Services Topco, Corp.	Term Loan	Specialty Retail	SOFR + 3.25%	6.92%	6/26/2026	5/6/2033	1,750,000	1,750,000	1,731,485	2.18%
Mission Critical Electronics, LLC	Revolver	Electrical Equipment	SOFR + 5.50%	9.48%	9/4/2026	9/4/2031	39,683	30,297	30,159	0.04%
Mission Critical Electronics, LLC	Term Loan	Electrical Equipment	SOFR + 5.50%	9.48%	9/4/2026	9/4/2031	4,365,079	4,300,382	4,299,603	5.40%
Nexus Buyer LLC	Term Loan	Diversified Financial Services	SOFR + 4.00%	7.69%	6/26/2026	7/31/2031	1,741,206	1,688,970	1,718,953	2.16%
Oak-Eagle Acquireco, Inc.	Term Loan	Interactive Media & Services	SOFR + 3.50%	7.25%	6/26/2026	8/4/2033	1,750,000	1,756,488	1,761,813	2.21%
Safe-Way Garage Doors LLC	Delayed Draw Term Loan	Building Products	SOFR + 5.50%	N/A	8/18/2026	8/18/2032	-	(6,129)	(12,500)	(0.02)%
Safe-Way Garage Doors LLC	Revolver	Building Products	SOFR + 5.50%	N/A	8/18/2026	8/18/2032	-	(6,130)	(6,250)	(0.01)%
Safe-Way Garage Doors LLC	Term Loan	Building Products	SOFR + 5.50%	8.98%	8/18/2026	8/18/2032	2,900,000	2,864,449	2,863,750	3.60%
Sequoia Financial Group, LLC	Delayed Draw Term Loan	Diversified Financial Services	SOFR + 5.00%	9.13%	8/12/2026	11/29/2028	1,552,309	1,526,002	1,524,371	1.92%
TechData Acquisitions, LLC	Delayed Draw Term Loan	Pharmaceuticals	SOFR + 5.00%	N/A	7/1/2026	7/1/2032	-	(15,510)	(32,328)	(0.04)%
TechData Acquisitions, LLC	Revolver	Pharmaceuticals	SOFR + 5.00%	8.81%	7/1/2026	7/1/2032	215,517	207,244	206,897	0.26%
TechData Acquisitions, LLC	Term Loan	Pharmaceuticals	SOFR + 5.00%	8.81%	7/1/2026	7/1/2032	8,384,159	8,303,700	8,300,318	10.43%
Thayer Power & Communication Line Construction Company, LLC	Delayed Draw Term Loan	Construction & Engineering	SOFR + 5.25%	N/A	6/26/2026	6/28/2032	-	(4,053)	(8,475)	(0.01)%
Thayer Power & Communication Line Construction Company, LLC	Revolver	Construction & Engineering	SOFR + 5.25%	9.32%	6/26/2026	6/28/2032	423,729	415,616	415,254	0.52%
Thayer Power & Communication Line Construction Company, LLC	Term Loan	Construction & Engineering	SOFR + 5.25%	9.32%	6/26/2026	6/28/2032	3,296,822	3,265,263	3,263,854	4.10%
The Action Environmental Group, Inc.	Term Loan	Commercial Services & Supplies	SOFR + 3.00%	7.07%	6/26/2026	10/24/2030	1,741,071	1,726,570	1,731,635	2.18%
Valor Buyco LLC	Delayed Draw Term Loan	Transportation Infrastructure	SOFR + 4.75%	8.82%	4/7/2026	12/23/2031	5,541,667	5,526,868	5,486,250	6.89%
Valor Buyco LLC	Revolver	Transportation Infrastructure	SOFR + 4.75%	N/A	4/7/2026	12/23/2031	-	(7,121)	(26,667)	(0.03)%
Valor Buyco LLC	Term Loan	Transportation Infrastructure	SOFR + 4.75%	8.82%	4/7/2026	12/23/2031	7,758,334	7,646,255	7,680,750	9.65%
VP Security Buyer, Inc	Delayed Draw Term Loan	Professional Services	SOFR + 4.75%	8.51%	4/7/2026	10/10/2031	1,240,625	1,210,779	1,193,867	1.50%
VP Security Buyer, Inc	Revolver	Professional Services	SOFR + 4.75%	8.51%	4/7/2026	10/10/2031	333,333	332,636	312,500	0.39%
VP Security Buyer, Inc	Term Loan	Professional Services	SOFR + 4.75%	8.51%	4/7/2026	10/10/2031	4,797,083	4,668,804	4,737,120	5.95%
Total debt investments							150,961,423	$148,085,890	$148,899,415	187.10%

			Reference							Percentage
			Rate and	All In	Acquisition	Maturity	Principal/	Cost/Amortized		of Net
Investments(1)(2)	Investment Type	Industry	Spread(3)	Rate(3)	Date	Date	Shares	Cost(4)	Fair Value(5)(6)	Assets
Equity investments
TechData Holdings Partnership, LP	Equity Investments	Pharmaceuticals	—	—	7/1/2026	—	1,000,000	$1,000,000	$1,000,000	1.26%
Valor Holdco LLC	Equity Investments	Transportation Infrastructure	—	—	4/15/2026	—	10,000	1,000,000	1,000,000	1.26%
VP Security Holdings LP	Equity Investments	Professional Services	—	—	4/30/2026	—	500,000	500,000	500,000	0.63%
Total equity investments							1,510,000	$2,500,000	$2,500,000	3.14%
Total debt and equity investments							152,471,423	150,585,890	151,399,415	190.24%

Cash Equivalents
U.S. Treasury Bills (8)			—	3.89%	9/28/2026	10/27/2026	$20,060,000	$20,003,643	$20,004,261	25.14%
Goldman Sachs Financial Square Treasury Obligations Fund			—	3.80%	—	—	$5,907,097	$5,907,097	$5,907,097	7.42%

Total Cash Equivalents							$25,967,097	$25,910,740	$25,911,358	32.56%
Total investments and Cash equivalents								$176,496,630	$177,310,773	222.79%
(1)	Unless otherwise indicated, issuers of debt investments held by the Fund are denominated in U.S. dollars. All debt investments are income producing unless otherwise indicated.
(2)	Unless otherwise indicated, issuers of debt held by the Fund are domiciled in North America.
(3)	Unless otherwise indicated, loans contain a variable rate structure and may be subject to an interest rate floor. Variable rate loans bear interest at a rate determined by reference to the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate, which may include the U.S. Prime Rate (“PRIME”), and reset periodically based on the terms of the loan agreement. The loan rates disclosed reflect the actual interest rates in effect as of September 30, 2026. Positions, or portions thereof, representing unfunded commitments do not earn interest but may earn unused commitment fees on the undrawn amount. For U.S. Treasury bills, the rate shown represents the effective annualized yield at acquisition. For the money market fund, the rate shown represents the annualized daily distribution rate as of September 30, 2026.
(4)	The cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Negative costs may result from unamortized fees or amounts received at settlement in excess of capital invested.
(5)	See Note 6 for a description of the Fund’s fair value measurement policies and fair value hierarchy classifications.
(6)	Includes unfunded commitments measured at fair value of ($279,546). Negative fair value may result when the unfunded commitment is valued below par. See below for more information on the Fund’s unfunded commitments.
(7)	This investment is not a qualifying investment as defined under Section 55(a) of the 1940 Act.
(8)	U.S. Treasury Bills are pledged as collateral under the repurchase agreement, with the detailed borrowing disclosures included in Note 7.
(9)	Kassel Mechanical, LLC bears interest at SOFR plus 8.00%, with cash interest capped at 11.50% per annum; any excess is payable in kind (“PIK”) and capitalized to principal. At September 30, 2026, the interest rate in effect comprised 11.50% cash and 0.24% PIK.

			Unfunded
Investments	Investment Type	Maturity Date	Commitments
Alcami Corporation	Revolver	12/21/2029	$168,480
Cornerstone Caregiving LLC	Revolver	4/1/2032	769,231
CP Turf Parent, LLC	Delayed Draw Term Loan	10/25/2029	1,090,583
CP Turf Parent, LLC	Revolver	10/25/2029	918,750
CrossCountry Consulting LLC	Delayed Draw Term Loan	6/1/2029	1,407,700
Fabletics, Inc	Delayed Draw Term Loan	10/31/2030	262,565
Genova Diagnostics, Inc.	Revolver	12/23/2030	1,290,322
Jacent Strategic Merchandising LLC	Delayed Draw Term Loan	5/15/2030	586,854
Jacent Strategic Merchandising LLC	Revolver	5/15/2030	469,484
LHS Borrower, LLC	Revolver	9/4/2031	555,000
Mission Critical Electronics, LLC	Revolver	9/4/2031	595,238
Safe-Way Garage Doors LLC	Delayed Draw Term Loan	8/18/2032	1,000,000
Safe-Way Garage Doors LLC	Revolver	8/18/2032	500,000
Sequoia Financial Group, LLC	Delayed Draw Term Loan	11/29/2028	1,241,462
TechData Acquisitions, LLC	Delayed Draw Term Loan	7/1/2032	3,232,759
TechData Acquisitions, LLC	Revolver	7/1/2032	646,552
Thayer Power & Communication Line Construction Company, LLC	Delayed Draw Term Loan	6/28/2032	847,458
Thayer Power & Communication Line Construction Company, LLC	Revolver	6/28/2032	423,728
Valor Buyco LLC	Revolver	12/23/2031	2,666,667
VP Security Buyer, Inc	Delayed Draw Term Loan	10/10/2031	2,500,000
VP Security Buyer, Inc	Revolver	10/10/2031	1,333,333
			$22,506,166

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

The Fund is a party to an investment advisory agreement with Third Point Private Capital LLC (the “Adviser”), an affiliate of Third Point LLC. The Adviser is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”), as amended. The Adviser also serves as administrator to the Fund under the Administration Agreement and provides or arranges the administrative services necessary for the Fund to operate.

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

Basis of presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial information and pursuant to the requirements of Form 10-Q and Articles 6 and 10 of Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring adjustments, considered necessary for the fair statement of the consolidated financial statements for the interim periods presented have been included.

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

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies (continued)

Principles of Consolidation

As provided under Regulation S-X and ASC 946, the Fund will not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the accompanying consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, TP Private Capital Partners SPV I (FLCF) LLC (“SPV I”) and TP Private Capital Partners SPV II (SCF) LLC (“SPV II”). SPV I and SPV II are special purpose financing vehicles established in connection with the Fund’s asset-based credit facility and subscription credit facility, respectively, both of which closed on April 7, 2026. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements and accompanying notes. Actual amounts may ultimately differ from those estimates, and such differences could be material.

Cash and cash equivalents

Cash and cash equivalents include cash on deposit with financial institutions, money market funds and other highly liquid investments with original maturities of three months or less when purchased. As of September 30, 2026, and December 31, 2025, the Fund held cash of $6,464,584 and $25,000 respectively; and held cash equivalents of $25,911,358 and $0, respectively. Cash equivalents as of September 30, 2026 consisted of U.S. treasury bills with a fair value of $20,004,261 and Goldman Sachs Financial Square Treasury Obligations Fund with a fair value of $5,907,097. These cash equivalents are measured at fair value. See Note 6 for their fair value hierarchy classifications.

Investment Transactions

Investments are recognized when the Fund assumes an obligation to acquire a financial instrument and assumes the risks for gains and losses related to that instrument. Investments are derecognized when the Fund assumes an obligation to sell a financial instrument and foregoes the risks for gains or losses related to that instrument. Specifically, the Fund records all security transactions on a trade date basis. Amounts for investments recognized or derecognized but not yet settled are reported as a payable for investments purchased and a receivable for investments sold, respectively, in the Consolidated Statements of Assets and Liabilities.

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

Fair Value Measurements

The Fund measures its portfolio investments and cash equivalents at fair value in accordance with ASC Topic 820, Fair Value Measurement (ASC 820). Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Fund considers its principal market to be the market that has the greatest volume and level of activity.

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

The determination of fair values involves subjective judgments and estimates. Pursuant to Rule 2a-5 under the 1940 Act, the Board of Trustees of the Fund has designated the Adviser as the Fund's valuation designee to determine the fair value of the Fund's investments that do not have readily available market quotations, and provides continuing oversight over the Adviser’s valuations.

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

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies (continued)

PIK Income

We have loans in our portfolio that contain PIK provisions. PIK represents interest that is accrued and recorded as interest income, increases the loan principal on the respective capitalization dates, and is generally due at maturity. Such income is included in interest income in our statement of operations. If at any point we believe PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through interest income. To maintain our status as a RIC, this non-cash source of income must be paid out to shareholders in the form of dividends, even though we have not yet collected cash.

For the three and nine months ended September 30, 2026, the Fund recognized PIK interest income of $5,651 for each period, which is included in interest income in the Consolidated Statement of Operations.

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

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (Unaudited)

2. Significant Accounting Policies (continued)

Distribution Expenses

The Fund bears fees and expenses for services provided by Foreside Financial Services, LLC, including implementation, ongoing placement agent services, marketing material reviews and related out-of-pocket expenses. Ongoing service fees are based on tiered rates applied to the Fund’s net asset value, subject to an annual minimum of $15,000. These amounts are initially paid by the Adviser and reimbursed by the Fund. Costs attributable to distributing and placing the Fund’s shares are excluded from the expense cap described in Note 4. These charges are separate from the shareholder servicing and distribution fees applicable to Class S and Class D Shares.

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

As of September 30, 2026, aggregate gross unrealized appreciation for federal income tax purposes is $1,083,529; aggregate gross unrealized depreciation for federal income tax purposes is $269,386. Net unrealized appreciation on investments and cash equivalents is $814,143. The cost basis of investments owned was substantially identical for both book and tax purposes.

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

The Fund operates through a single operating segment with a primary investment objective to seek to make loans to private middle market companies based primarily in the United States, including first lien loans, second lien loans, unitranche loans, and select investments in equity. The CODM monitors the performance of the Fund to make decisions about resources to be allocated using key factors such as the Fund’s portfolio composition, as shown on the Consolidated Schedule of Investments, the changes in net assets resulting from operations, as reported on the Consolidated Statement of Operations, and returns and expense ratios, as reported in Note–10 – Financial Highlights.

Distribution Reinvestment Plan

Subject to the Board of Trustees’ discretion and applicable legal restrictions, the Fund generally intends to authorize and declare cash distributions on a quarterly basis and pay such distributions on a quarterly basis. The Fund has adopted an “opt out” distribution reinvestment plan (“DRIP”), under which a shareholder’s cash distributions would automatically be reinvested under the DRIP in additional whole and fractional shares, unless the shareholder “opts out” of the DRIP, thereby electing to receive cash distributions.

Unless a listing of the Shares on a national securities exchange occurs, the Fund will use newly issued Shares to implement the DRIP that will be issued at a price per Share equal to the most recent net asset value per Share determined by the Board of Trustees. A shareholder is free to terminate participation in the DRIP at any time by submitting written instructions to be received by the plan administrator no less than ten business days prior to the record date for the next distribution, which record date will be disclosed to shareholders; otherwise, such termination will be effective only for subsequent distributions. Those shareholders who participate in the DRIP and hold Shares through a broker or other financial intermediary may opt out of the DRIP and receive distributions in cash by notifying their broker or other financial intermediary of their election and investors that participate in the DRIP in a brokerage account may not be able to transfer the Shares to another broker and continue to participate in the DRIP.

There are no upfront selling commissions or placement agent fees and any expenses of administering the DRIP will be borne by the Fund; however, all outstanding Class S Shares and Class D Shares, including those acquired under the DRIP, will be subject to ongoing shareholder servicing and/or distribution fees. For the avoidance of doubt, any early repurchase deduction applicable to Shares tendered less than 12 months following the first drawdown of the relevant investor’s capital commitment in connection with the Fund’s share repurchase program will not apply to Shares acquired through the DRIP. There is no cash purchase plan option and no minimum or maximum investment is required. The Fund may terminate the DRIP with no less than 30 calendar days’ notice prior to any record date to shareholders. The reinvestment of dividends and distributions pursuant to the DRIP will increase the Fund’s assets on which the management fee is payable to the Adviser. Shareholders should contact the plan administrator for further information regarding the DRIP.

Shareholders who have cash distributions reinvested in Shares generally will be subject to the same U.S. federal, state, and local tax consequences on the distributions as shareholders who elect not to reinvest distributions. Participation in the DRIP will not in any way reduce the amount of a shareholder’s then remaining unfunded capital commitment, if any.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (Unaudited)

3. Offering Costs and Organizational Expenses

Offering costs and organizational expenses consist of costs incurred to establish the Fund and enable it to legally do business.

For the three and nine months ended September 30, 2026, the Fund incurred no organizational expenses. For the three and nine months ended September 30, 2025, the Fund incurred organizational expenses of $90,663 and $656,151, respectively, which are included in organizational expenses in the Consolidated Statements of Operations.

Prior to the commencement of the Fund’s operations, offering costs were capitalized as deferred offering costs. The Fund commenced operations on April 7, 2026, at which time it began amortizing deferred offering costs to expense. For the three and nine months ended September 30, 2026, the Fund recognized offering cost amortization of $791,105 and $1,501,903, respectively. As of  September 30, 2026 and December 31, 2025, deferred offering costs totaled $1,428,234 and $2,192,526, respectively, and are included in deferred offering costs on the Consolidated Statements of Assets and Liabilities.

These costs are subject to potential recoupment in accordance with the Fund’s Amended and Restated Expense Support and Conditional Reimbursement Agreement, as discussed and defined in Note 4.

A portion of the Fund’s organizational and offering costs incurred through December 31, 2025 was allocated to Third Point Private Capital Income Fund, an affiliated fund under common management with the Adviser, pursuant to the Organizational and Offering Expense Sharing Agreement (the “Expense Sharing Agreement”), effective December 31, 2025. No amounts were allocated under the Expense Sharing Agreement during the three and nine months ended September 30, 2026.

4. Related Party Transactions

Investment Advisory Agreement

The Fund has entered into an investment advisory agreement with the Adviser. Subject to the overall supervision of the Fund’s Board of Trustees (the “Board”), the Adviser provides investment advisory services to the Fund. For providing these services, the Adviser will receive fees from the Fund consisting of a management fee and an incentive fee. Under the investment advisory agreement, the Fund may terminate the agreement without payment of any penalty upon not less than 60 days’ written notice to the Adviser, either by vote of a majority of the outstanding voting securities of the Fund or by a majority of the Board. The Adviser may also terminate the agreement without payment of any penalty upon not less than 60 days’ written notice to the Fund.

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

For the three and nine months ended September 30, 2026, management fees before the waiver were $228,303 and $407,048, respectively. The Adviser waived $136,982 and $244,229, respectively, resulting in net management fees of $91,321 and $162,819, respectively. No management fees were incurred during the three and nine months ended September 30, 2025 because investment operations had not commenced. As of September 30, 2026 and December 31, 2025, management fees payable, after giving effect to the waiver, totaled $91,321 and $0, respectively.

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

The Fund will pay its Adviser the Investment Income Incentive Fee quarterly in arrears with respect to the Fund’s pre-incentive fee net investment income in each calendar quarter as follows:

●	No Investment Income Incentive Fee in any calendar quarter in which the Fund’s pre-incentive fee net investment income does not exceed the Hurdle Rate;
●	100% of pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the Hurdle Rate but is less than 1.714% in any calendar quarter (6.857% annualized). This portion of the pre-incentive fee net investment income (which exceeds the Hurdle Rate but is less than 1.714%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of the Fund’s pre-incentive fee net investment income as if a Hurdle Rate did not apply if pre-incentive fee net investment income exceeds 1.714% in any calendar quarter; and 12.5% of the pre-incentive fee net investment income, if any, that exceeds 1.714% in any calendar quarter (6.857% annualized), which reflects that once the Hurdle Rate is reached and the catch-up is achieved, 12.5% of all pre-incentive fee net investment income is paid to the Adviser.

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

For the three and nine months ended September 30, 2026, the Fund recognized investment income incentive fees of $252,260, and $442,493, respectively, and for the three and nine months ended September 30, 2025, the Fund did not recognize investment income incentive fees in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2026, the Fund recognized capital gains incentive fees of $875 and $101,902, respectively, and the three and nine months ended September 30, 2025, the Fund did not recognize capital gains incentive fees in the Consolidated Statement of Operations. As of September 30, 2026 and December 31, 2025, investment income incentive fees payable were $252,260 and $0, respectively, and capital gains incentive fees payable were $101,902 and $0, respectively, in the Consolidated Statement of Assets and Liabilities.

Administration Agreement

The Fund has entered into an administration agreement with Third Point Private Capital LLC (in its capacity as administrator, the “Administrator”). The Administrator provides or oversees accounting, recordkeeping, financial reporting, compliance and other administrative services. Under the agreement, the Fund reimburses the Administrator for its allocable share of costs incurred in providing these services. For the periods presented, these costs consisted of allocated back-office personnel costs.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (Unaudited)

4. Related Party Transactions (continued)

For the three and nine months ended September 30, 2026, the Fund incurred $515,669 and $1,045,319, respectively, in administrative service expenses on the Consolidated Statements of Operations. No such costs were incurred during the three and nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2026, the Fund recorded expense support of $1,850,276 and $4,591,376, respectively. For the three and nine months ended September 30, 2025, the Fund recorded expense support of $208,163 and $851,984, respectively. Such amounts were recorded as expense support on the Consolidated Statements of Operations, reducing the Fund’s gross operating expenses.

After giving effect to expense support from the Adviser, total net expenses, including expenses excluded from the Expense Cap, were $1,925,680 and $3,209,893 for the three and nine months ended September 30, 2026, respectively. The Fund had no net expenses for the three and nine months ended September 30, 2025.

As of September 30, 2026, and December 31, 2025, Expense Support Payments of $3,364,630 and $306,260, respectively, had not yet been funded by the Adviser and were recorded as Receivable from Adviser on the Consolidated Statements of Assets and Liabilities.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (Unaudited)

4. Related Party Transactions (continued)

The Fund may reimburse the Adviser for Expense Support Payments and Expense Payments in future periods to the extent such amounts qualify as Reimbursement Payments under the Expense Support Agreement. Reimbursement Payments are subject to the availability of Excess Operating Funds and the distribution-rate, operating-expense-ratio and Expense Cap conditions specified in the Expense Support Agreement. Reimbursement Payments to the Adviser will be accrued when they become probable and reasonably estimable.

As of September 30, 2026, accumulated expense support potentially reimbursable to the Adviser totaled $7,864,408, subject to the conditions of the Expense Support Agreement. The reimbursement periods expire on June 30, 2029 for support through June 30, 2026 and September 30, 2029 for third-quarter 2026 support. No liability for conditional reimbursement was recognized because reimbursement was not considered probable.

Separately, the Adviser paid certain expenses on the Fund’s behalf that are borne by the Fund. During the nine months ended September 30, 2026, the Fund repaid the Adviser $101,156, representing the Fund’s share of second-quarter operating expenses up to the Expense Cap that the Adviser had paid on the Fund’s behalf. This payment was separate from conditional reimbursement of previously supported expenses under the Expense Support Agreement.

Payable to Adviser totaled $866,961 and $707,155 as of September 30, 2026, and December 31, 2025, respectively. The September 30, 2026, balance comprised $150,448 for the Fund’s share of third-quarter operating expenses determined under the Expense Cap, $702,167 for financing costs, and $14,346 for distribution expenses, all of which the Adviser had paid on the Fund’s behalf. These amounts are separate from, and are not subject to, the conditional reimbursement provisions of the Expense Support Agreement.

Trustees’ Fees

Members of the Board who are not affiliated with the Adviser receive compensation for their services and reimbursement of expenses incurred to attend meetings. For the three and nine months ended September 30, 2026, the Fund incurred Trustees’ fees of $117,500 and $352,500, respectively, and for both the three and nine months ended September 30, 2025, the Fund incurred Trustees’ fees of $117,500 and $195,833, respectively. As of September 30, 2026, the Trustees’ fees payable were $117,500 and no Trustees’ fees were payable as of December 31, 2025. Such amounts were also subject to the Amended and Restated Expense Support and Conditional Reimbursement Agreement.

5. Investments

The following table presents the composition of the Fund’s portfolio investments at fair value by industry as of September 30, 2026. Additionally, all portfolio companies listed below are headquartered in North America. Geographic composition is determined based on the location of each portfolio company’s corporate headquarters, which may not be indicative of the primary geographic source of the portfolio company’s operations or revenues:

		Percentage of Total
		Investments at Fair
Industry	Fair Value	Value
Aerospace & Defense	$12,266,256	8.10%
Building Products	20,889,804	13.80%
Commercial Services & Supplies	17,194,508	11.36%
Construction & Engineering	4,266,168	2.82%
Distribution & Retail	3,868,662	2.56%
Diversified Financial Services	3,243,324	2.14%
Electrical Equipment	4,329,762	2.86%
Entertainment	1,741,505	1.15%
Health Care Providers & Services	26,911,117	17.77%
Interactive Media & Services	1,761,813	1.16%
IT Services	1,071,110	0.71%
Life Sciences Tools & Services	2,300,750	1.52%
Pharmaceuticals	11,208,357	7.40%
Professional Services	6,729,410	4.44%

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (Unaudited)

Specialty Retail	1,731,485	1.14%
Textiles, Apparel & Luxury Goods	17,745,051	11.72%
Transportation Infrastructure	14,140,333	9.34%
Total investments, at fair value	$151,399,415	100.00%

6. Fair Value Measurements

The following table presents fair value measurements of the Fund’s portfolio investments and cash equivalents and indicates the fair value hierarchy of the valuation techniques under ASC 820, utilized by the Fund to determine such fair value as of September 30, 2026:

	Fair Value Measurements
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Debt investments	$—	$11,489,971	$137,409,444	$148,899,415
Equity investments	—	—	2,500,000	2,500,000
Cash Equivalents⁽¹⁾	25,911,358	—	—	25,911,358
Total assets, at fair value	$25,911,358	$11,489,971	$139,909,444	$177,310,773
(1)	Includes U.S. Treasury Bills of $20,004,261 and a money market fund of $5,907,097, both classified within Level 1 of the fair value hierarchy.

The following table presents the activity in investments measured at fair value using Level 3 inputs for the period ended September 30, 2026. There has been no activity for the period ended September 30, 2025:

For the period ended
September 30, 2026
Purchases, including PIK capitalization	$139,192,634
Proceeds from sales and paydowns of investments	(898,505)
Net accretion of discount and amortization of premium	265,450
Change in unrealized gain and loss	754,330
Transfers into Level 3	595,535
$139,909,444

During the three months ended September 30, 2026, the Fund transferred a debt investment with a fair value of $595,535 from Level 2 to Level 3 due to reduced market activity and insufficient observable market information to support Level 2 classification. The investment continued to be valued using unadjusted third-party pricing. There were no transfers out of Level 3 during the nine months ended September 30, 2026.

The following table summarizes the significant unobservable inputs used in determining the fair value of the Fund’s investments classified within Level 3 of the fair value hierarchy as of September 30, 2026. Excluded from the table are certain recently acquired Level 3 debt investments with an aggregate fair value of $8,198,424, for which the Fund determined that recent transaction price represented the best estimate of fair value because the investments were acquired prior to the measurement date and no significant changes in market conditions, issuer specific performance or other relevant valuation factors had occurred between the transaction date and September 30, 2026.

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

	Quantitative Information about Level 3 Fair Value Measurements
		Valuation
		Techniques/	Unobservable		Weighted
Asset Category	Fair Value	Methodologies	Input	Range	Average (1)
Debt Investments(2)	$128,615,485	Income approach (discounted cash flow)	Discount Rate	8.50%-13.92%	11.18%
Equity Investments	2,500,000	Market Approach (EV/EBITDA)	EV/EBITDA Multiple	8.20x-13.83x	11.82	x

(1)	Weighted averages are calculated based on the fair value of the applicable investments included in each asset category.
(2)	Excludes certain recently acquired Level 3 investments valued using recent transaction prices and a Level 3 debt investment with a fair value of $595,535 valued using unadjusted third-party pricing. For the third-party-priced investment, quantitative unobservable inputs were not developed by the Fund and were not reasonably available.

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

The significant unobservable input used in the valuation of the Fund’s equity investments is the enterprise value-to-EBITDA multiple, which is selected based on comparable companies and transactions, taking into account issuer-specific characteristics. The selected multiple is applied to valuation EBITDA to estimate enterprise value, which is adjusted for net debt and other applicable items to determine equity value. A significant increase (decrease) in the multiple, in isolation, would generally result in a significantly higher (lower) fair value measurement.

For certain Level 3 investments acquired immediately prior to September 30, 2026, including certain debt investments, the Fund determined that recent transaction price represented the best estimate of fair value because no significant changes in market conditions, issuer-specific performance or other relevant valuation factors occurred between the transaction date and the measurement date. Accordingly, those investments have been excluded from the quantitative information presented above.

Financial Instruments Not Measured at Fair Value

The carrying amounts of the Fund’s other short-term financial assets and liabilities approximate their fair values due to their short-term nature.

As of  September 30, 2026, the estimated fair values of the ABL Credit Facility, SCF Credit Facility and repurchase agreement borrowing approximated their respective carrying amounts disclosed in Note 7. The fair value measurements of the ABL Credit Facility and SCF Credit Facility were categorized within Level 3 of the fair value hierarchy, and the fair value measurement of the repurchase agreement borrowing was categorized within Level 2. The Fund had no borrowings outstanding as of  December 31, 2025.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (Unaudited)

7. Borrowings

In accordance with the 1940 Act, with certain limitations, BDCs are allowed to borrow amounts such that their asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing. As of September 30, 2026, the Fund’s asset coverage ratio was 177.9%.

The following tables present borrowings by the Fund as of September 30, 2026:

	As of September 30, 2026
	Debt	Outstanding	Undrawn	Carrying	Stated
	Commitment	Par	Commitment (1)	Value	Maturity	Interest Rate
Goldman Sachs Bank USA Asset-Based Credit Facility	$150,000,000	$78,053,151	$71,946,849	$76,432,030	April 2031	Term SOFR + 1.90%
Goldman Sachs Bank USA Subscription Credit Facility	20,000,000	4,100,000	15,900,000	3,872,375	April 2027	Term SOFR + 2.40%
Total	$170,000,000	$82,153,151	$87,846,849	$80,304,405

(1)

The amount available represents the undrawn portion of each facility’s committed amount. Amounts available to be drawn are subject to borrowing base availability and to other conditions, covenants, and limitations under the applicable credit agreement, and may be less than the undrawn commitment shown.

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other financing expenses, annualized average stated interest rates and average outstanding balances for both facilities were as follows:

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

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other financing costs, annualized weighted average stated interest rate and weighted average debt outstanding under the ABL Credit Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stated interest expense	$975,614	$—	$1,513,851	$—
Facility fees	84,227	—	187,294	—
Amortization of deferred financing costs	90,499	—	174,113	—
Total interest and other financing costs	$1,150,340	$—	$1,875,258	$—
Annualized weighted average interest rate(1)	5.65%	N/A	5.62%	N/A
Weighted average debt outstanding balance	$67,604,347	$—	$54,765,705	$—

(1)	Based on the weighted average debt outstanding for the period presented.

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

For the three and nine months ended September 30, 2026 and 2025, the components of interest and other financing costs, annualized weighted average stated interest rate and weighted average debt outstanding under the SCF Credit Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Stated interest expense	$60,364	$—	$76,457	$—
Facility fees	10,314	—	21,454	—
Amortization of deferred financing costs	156,374	—	214,308	—
Total interest and other financing costs	$227,052	$—	$312,219	$—
Annualized weighted average interest rate	6.13%	N/A	6.11%	N/A
Weighted average debt outstanding balance(1)	$3,856,174	$—	$3,952,184	$—

(1)	Based on the weighted average debt outstanding for the period presented.

Repurchase Agreement Borrowing

As of September 30, 2026, the Fund had one repurchase agreement outstanding with Goldman Sachs Bank USA with a balance of $19,959,700. The borrowing was collateralized by U.S. Treasury Bills with a fair value of $20,004,261 and bore interest at 3.94%. The repurchase agreement outstanding at September 30, 2026 matured on October 1, 2026, and was subsequently rolled through October 5, 2026, when it was repaid in connection with settlement of the sale of the underlying Treasury bills. For the three and nine months ended September 30, 2026, the Fund incurred repurchase agreement financing expenses of $30,286 and $40,501, respectively, which are included in interest and other financing expenses in the Consolidated Statements of Operations.

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

Unfunded Commitments

The Fund's investment portfolio includes commitments to fund revolving credit facilities and delayed draw term loans, which may require the Fund to provide additional funding to portfolio companies pursuant to the terms of the underlying loan agreements. As of September 30, 2026, the Fund had aggregate unfunded commitments of $22,506,166.

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

9. Net Assets

The Fund is authorized to issue an unlimited number of Class I, Class S and Class D Shares, each with a par value of $0.001 per share. As of September 30, 2026, the Fund had 2,940,688 Class I Shares issued and outstanding and no Class S or Class D Shares outstanding. Accordingly, all per share amounts presented in the accompanying consolidated financial statements relate solely to Class I Shares. As of September 30, 2026, the Fund has executed subscription agreements with investors for $87,374,000 of capital commitments.

The following table summarizes the total Class I Shares issued and proceeds received for the period ended September 30, 2026:

Share Issuance Date	Number of Shares Issued	Aggregate Proceeds
April 7, 2026	1,600,000	$40,000,000
April 14, 2026	488,569	12,465,000
April 28, 2026	46,243	2,000,000
May 1, 2026	384,766	10,000,000
July 1, 2026	25,915	684,000
August 3, 2026	22,503	600,000
September 1, 2026	371,692	10,000,000
Total	2,939,688	$75,749,000

As of September 30, 2026 the Fund’s net assets were $79,584,764, and the net asset value per share was $27.06.

Basic earnings per common share is computed by dividing the net increase in net assets resulting from operations attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. As of September 30, 2026, the Fund had no potentially dilutive securities outstanding. Accordingly, basic and diluted earnings per common share were identical for the periods presented.

Third Point Private Capital Partners

Notes to Consolidated Financial Statements (Unaudited)

10. Financial Highlights

The following are the financial highlights for the period from April 7, 2026 (commencement of operations) through September 30, 2026:

Period ended September 30,
Per share data:(1)	2026
Net asset value at beginning of period	$25.00
Net investment income per share(2)	1.19
Net gain (loss) on investment transactions per share	0.32
Net increase in net asset value from operations	1.51
Net increase resulting from capital share transactions(3)	0.55
Net asset value at end of period	$27.06
Common Shares outstanding, end of period	2,940,688
Weighted average Common Shares outstanding	2,527,567
Ratio/Supplemental Data:
Net assets at end of period	$79,584,764
Annualized ratio of net investment income - after tax to average net assets	9.2%
Annualized ratio of expenses before management fee waivers and expense support to average net assets (4)	24.6%
Annualized ratio of net expenses after management fee waivers and expense support to average net assets(4)	9.8%
Annualized ratio of net expenses (before management fees, incentive fees and interest and financing expenses)(4)	0.8%
Total return based on net asset value per share (not annualized)	6.1%
Portfolio turnover rate	0.7%
Asset coverage ratio(5)	177.9%
Capital Commitments Data:
Capital commitments	$87,374,000
Funded capital commitments	$75,774,000
% of capital commitments funded	86.7%

(1)	Based on actual number of Common Shares outstanding at the end of the corresponding period or the weighted average shares outstanding for the period, unless otherwise noted, as appropriate.
(2)	The per share data was derived by using the weighted average shares outstanding during the period.
(3)	This represents the per share impact of Common Shares issued at prices above the then-current net asset value per share during the period.
(4)	Operating expenses may vary in the future based on the amount of capital raised, and the Adviser’s election to continue expense support.
(5)	In accordance with the 1940 Act, with certain limitations, the Fund is allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 150% after such borrowing.

11. Subsequent Events

Management has evaluated subsequent events through the date of issuance of these financial statements and has determined that there are no subsequent events outside the ordinary scope of business that require adjustment to, or disclosure in, the consolidated financial statements or accompanying notes.

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

As of September 30, 2026, our portfolio investments had a fair value of approximately $151.4 million. The following table summarizes our portfolio composition and investment activity during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total investments, beginning of period	128,494,350	—	—	—
Purchases, including PIK capitalization	$23,276,569	—	$151,237,743	—
Net unrealized appreciation (depreciation) from investments	4,053	—	813,525	—
Net accretion of discount on investments	163,292	—	268,378	—
Investments repaid	(538,849)	—	(920,231)	—
Total investments, end of period	$151,399,415	—	$151,399,415	—
Portfolio companies at beginning of period	20	—	—	—
Number of new portfolio companies	6	—	26	—
Portfolio companies at end of period	26	—	26

As of September 30, 2026 and December 31, 2025, our portfolio investments consisted of the following:

	As of September 30, 2026			As of December 31, 2025
			Percent of			Percent of
	Amortized		Total Portfolio	Amortized		Total Portfolio
	Cost	Fair Value	at Fair Value	Cost	Fair Value	at Fair Value
First-lien debt investments	$148,085,890	$148,899,415	98.35%	$—	$—	—%
Equity and other investments	2,500,000	2,500,000	1.65%	—	—	—%
Total	$150,585,890	$151,399,415	100%	$—	$—	—%

The industry composition of our portfolio investments at amortized cost and fair value as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026			December 31, 2025
Industry	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value	Amortized Cost	Fair Value	Percentage of Total Investments at Fair Value
Aerospace & Defense	$12,272,063	$12,266,256	8.10%	$-	$-	-
Building Products	20,921,757	20,889,804	13.80%	-	-	-
Commercial Services & Supplies	16,768,185	17,194,508	11.36%	-	-	-
Construction & Engineering	4,268,537	4,266,168	2.82%	-	-	-
Distribution & Retail	3,869,746	3,868,662	2.56%	-	-	-
Diversified Financial Services	3,214,972	3,243,324	2.14%	-	-	-
Electrical Equipment	4,330,679	4,329,762	2.86%	-	-	-
Entertainment	1,749,235	1,741,505	1.15%	-	-	-
Health Care Providers & Services	26,839,388	26,911,117	17.77%	-	-	-
Interactive Media & Services	1,756,488	1,761,813	1.16%	-	-	-
IT Services	1,054,131	1,071,110	0.71%	-	-	-
Life Sciences Tools & Services	2,303,615	2,300,750	1.52%	-	-	-
Pharmaceuticals	11,204,642	11,208,357	7.40%	-	-	-
Professional Services	6,705,777	6,729,410	4.44%	-	-	-
Specialty Retail	1,750,000	1,731,485	1.14%	-	-	-
Textiles, Apparel & Luxury Goods	17,410,673	17,745,051	11.72%	-	-	-
Transportation Infrastructure	14,166,002	14,140,333	9.34%	-	-	-
Total investments, at fair value	$150,585,890	$151,399,415	100.00%	$-	$-	-

Results of Operations

Operating results for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total investment income	$3,690,626	$177	$6,205,442	$412
Less: Net expenses	1,925,680	—	3,209,893	—
Net investment income before income taxes	1,764,946	177	2,995,549	412
Net investment income	1,764,946	177	2,995,549	412
Net realized gain/(loss)	1,072	—	1,072	—
Net change in unrealized gains (losses)	5,930	—	814,143	—
Net increase (decrease) in net assets resulting from operations	$1,771,948	$177	$3,810,764	$412

Investment Income

Investment income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest from investments	$3,690,626	$177	$6,205,442	$412
Total investment income	$3,690,626	$177	$6,205,442	$412

For the three and nine months ended September 30, 2026, total investment income was $3.7 million and $6.2 million, respectively, driven primarily by our deployment of capital. As of September 30, 2026, our portfolio investments had a fair value of approximately $151.4 million, and we separately held cash equivalents of approximately $25.9 million.

Expenses

The composition of our expenses for the three and nine months ended September 30, 2026 and 2025 was as follows:

	For Three Months Ended		For Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest and other financing expenses	$1,407,678	$—	$2,227,978	$—
Administrative service expenses	515,669	—	1,045,319	—
Offering Costs	791,105	—	1,501,903	—
Organizational expenses	—	90,663	—	656,151
Professional fees	412,390	—	1,479,666	—
Management fees	228,303	—	407,048	—
Distribution Expenses	23,098	—	23,098	—
Investment income incentive fees	252,260	—	442,493	—
Capital gains incentive fees	875	—	101,902	—
Trustees’ fees	117,500	117,500	352,500	195,833
Other general expenses	164,060	—	463,591	—
Total Expenses	$3,912,938	$208,163	$8,045,498	$851,984
Less: Expense Support	(1,850,276)	(208,163)	(4,591,376)	(851,984)
Less: Management fee waiver	(136,982)	—	(244,229)	—
Net Expenses	$1,925,680	$—	$3,209,893	$—

Interest and Other Financing Expenses

Interest and other financing expenses were $1.4 million and $2.2 million for the three and nine months ended September 30, 2026, respectively, compared to none for the three and nine months ended September 30, 2025. The increase was mainly driven by borrowings under the ABL Credit Facility and the SCF Credit Facility in connection with the commencement of investment operations.

Administrative Service Expenses

Administrative expenses were $0.52 million and $1.05 million for the three and nine months ended September 30, 2026, respectively, compared to none for the three and nine months ended September 30, 2025, reflecting our allocable portion of compensation of certain of our officers incurred by the Administrator under the Administration Agreement.

Organizational Expenses

There were no organizational expenses for the three and nine months ended September 30, 2026, compared to $0.09 million and $0.66 million for the three and nine months ended September 30, 2025, respectively. The decrease reflects the substantial completion of organizational activities upon commencement of investment operations on April 7, 2026.

Amortization of Deferred Offering Costs

Amortization of deferred offering costs was $0.79 million and $1.50 million for the three and nine months ended September 30, 2026, respectively, compared to none for both the three and nine months ended September 30, 2025. Offering costs are amortized over twelve months commencing upon the start of investment operations. Offering costs are subject to expense support under the Expense Support Agreement, with potential reimbursement to the Adviser subject to the agreement’s terms.

Management Fees

For the three and nine months ended September 30, 2026, management fees, net of management fee waivers, were $0.09 million and $0.16 million, respectively. No management fees were incurred for the three and nine months ended September 30, 2025 as we had not yet commenced investment operations.

Incentive Fees

Investment income incentive fees were $0.25 million and $0.44 million for the three and nine months ended September 30, 2026, respectively. Capital gains incentive fees were less than $0.01 million and $0.10 million for the three and nine months ended September 30, 2026, respectively. No incentive fees were incurred for the three and nine months ended September 30, 2025, as we had not yet commenced investment operations. See Note 4 to our consolidated financial statements for additional information.

Trustees’ Fees

Trustees’ fees represent compensation paid to our independent trustees for their service on our Board of trustees. For three and nine months ended September 30, 2026, Trustees’ fees were $0.12 million and $0.35 million, respectively. For the three and nine months ended September 30, 2025, Trustees’ fees were $0.12 million and $0.20 million, respectively.

Net Unrealized Appreciation (Depreciation) on Investments

The following table summarizes the net change in unrealized appreciation (depreciation) on our portfolio investments for both the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net unrealized appreciation (depreciation) on investments	$4,053	$—	$813,525	$—
Total net unrealized appreciation (depreciation)	$4,053	$—	$813,525	$—

For the three and nine months ended September 30, 2026, we recognized gross unrealized appreciation on investments of $0.1 million and $1.1 million, respectively, and gross unrealized depreciation of $0.1 million and $0.3 million, respectively, resulting in net unrealized appreciation of less than $0.1 million and $0.8 million, respectively.

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

As of September 30, 2026, we held $32.4M in cash and cash equivalents, comprising $6.5 million of cash, $5.9 million invested in a money-market fund and $20.0 million of U.S. Treasury bills. The Treasury bills were pledged as collateral for a $20.0 million repurchase agreement borrowing and were therefore not available for general liquidity purposes while pledged. The repurchase agreement was subsequently rolled through October 5, 2026 and repaid in connection with settlement of the Treasury bill sale.

As of September 30, 2026, undrawn commitments totaled $71.9 million under the ABL Credit Facility and $15.9 million under the SCF Credit Facility. Actual borrowing availability is subject to borrowing-base limitations, covenant compliance and other contractual conditions. We also had $11.6 million of uncalled investor capital commitments. Capital calls on these commitments may reduce borrowing availability under the SCF Credit Facility.

As of September 30, 2026, we had 21 investments with aggregate unfunded commitments of $22.5 million. Funding of these commitments is subject to borrower draw requests and the terms and conditions of the underlying agreements. We expect to fund these obligations, as they become due, through a combination of cash and cash equivalents available for use, principal repayments and other portfolio cash flows, capital calls on investor commitments and borrowings available under our credit facilities. As of December 31, 2025, we had no investments and, accordingly, no unfunded investment commitments.

From inception (May 23, 2024) through September 30, 2026, we capitalized $2.9 million of offering costs as deferred offering costs, net of expense sharing, in accordance with ASC Topic 946. These costs are being amortized to expense over a twelve-month period commencing upon the start of our investment operations on April 7, 2026. Offering costs funded by the Adviser pursuant to the Expense Support Agreement are subject to potential reimbursement by us in future periods. See Notes 3 and 4 to our consolidated financial statements for additional information.

Equity Activity

The following table summarizes the total Class I Shares issued and proceeds received for the nine months ended September 30, 2026:

Share Issuance Date	Number of Shares Issued	Aggregate Proceeds
April 7, 2026	1,600,000	$40,000,000
April 14, 2026	488,569	12,465,000
April 28, 2026	46,243	2,000,000
May 1, 2026	384,766	10,000,000
July 1, 2026	25,915	684,000
August 3, 2026	22,503	600,000
September 1, 2026	371,692	10,000,000
Total	2,939,688	$75,749,000

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

As of September 30, 2026, we had $82.2 million outstanding under our credit facilities and $20.0 million outstanding under a repurchase agreement, for total outstanding borrowings of $102.1 million. Our asset coverage ratio, including the repurchase agreement borrowing, was 177.9%. As of December 31, 2025, we had no borrowings outstanding.

As of September 30, 2026, we were in compliance with the terms of our debt arrangements.

Our outstanding credit facility borrowings as of September 30, 2026 were as follows:

Debt Obligations	Rate	Committed Amount	Principal Outstanding	Undrawn Commitment (1)	Maturity Date
ABL Credit Facility	Term SOFR + 1.90%	$150,000,000	$78,053,151	$71,946,849	April 2031
SCF Credit Facility	Term SOFR + 2.40%	20,000,000	4,100,000	15,900,000	April 2027
Total		$170,000,000	$82,153,151	$87,846,849
(1)	The amount available represents the undrawn portion of each facility’s committed amount. Amounts available to be drawn are subject to borrowing base availability and to other conditions, covenants, and limitations under the applicable credit agreement, and may be less than the undrawn commitment shown.

In addition to the borrowings discussed above, the Fund had an outstanding repurchase agreement borrowing as of September 30, 2026 with a balance of $20.0 million, collateralized by U.S. Treasury Bills. The repurchase agreement was subsequently rolled through October 5, 2026 and repaid on that date in connection with settlement of the sale of the underlying Treasury bills. See Note 7 to the consolidated financial statements for additional information.

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

As of September 30, 2026, we, and SPV I were in compliance with all covenants and other requirements of the ABL Credit Agreement.

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

As of September 30, 2026, we were in compliance with all covenants and other requirements of the SCF Credit Agreement.

Other Commitments and Contingencies

From time to time, we may become a party to certain legal proceedings incidental to the normal course of our business. As of September 30, 2026, management was not aware of any pending or threatened litigation.

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

Hedging

In connection with certain portfolio investments, we may employ hedging techniques designed to reduce the risk of adverse movements in interest rates, securities prices and currency exchange rates. While such transactions may reduce certain risks, such transactions themselves may entail certain other risks. Thus, while we may benefit from the use of these hedging mechanisms, unanticipated changes in interest rates, securities prices, currency exchange rates, and other factors may result in a poorer overall performance for us than if we had not entered into such hedging transactions. The successful utilization of hedging and risk management transactions requires skills that are separate from the skills used in selecting and monitoring investments. There were no hedging transactions through the period ending September 30, 2026.

Critical Accounting Estimates

The valuation of investments for which market quotations are not readily available is a critical accounting estimate because it involves significant judgment and estimation uncertainty. These valuations depend on assumptions regarding portfolio company performance, expected cash flows, discount rates and other relevant market inputs.

Changes in these assumptions could materially affect the fair value of our investments, net assets and reported unrealized appreciation or depreciation. For investments valued using discounted cash flows, an increase in the required discount rate, without a corresponding increase in expected cash flows, would generally reduce fair value. Actual amounts realized may differ materially from our estimates. See Notes 2 and 6 to our consolidated financial statements included in Part I, Item 1 of this Report for our valuation policies, methodologies and significant unobservable inputs.

Recent Developments

On October 1, 2026, we issued approximately 42,493 Class I Shares for aggregate proceeds of $1,150,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, principally interest rate risk and investment valuation risk. Following the commencement of operations on April 7, 2026, our exposure to these risks increased as we acquired portfolio investments and incurred borrowings. As of December 31, 2025, we had not commenced investment operations and had no outstanding borrowings.

Interest Rate Risk

Interest rate sensitivity refers to changes in earnings that may result from changes in market interest rates. Because we finance a portion of our investments with borrowings, our net investment income is affected by the difference between the interest earned on our investments and the cost of our borrowings. Differences in contractual interest rate floors, reset dates and other terms may cause investment income and borrowing costs to respond differently to changes in benchmark rates. Consequently, changes in market interest rates could materially adversely affect our net investment income.

As of September 30, 2026, our debt investments had aggregate outstanding principal of $151.0 million and generally bore interest based on SOFR plus a contractual spread, subject to applicable interest rate floors and other contractual terms. Outstanding borrowings under our ABL and subscription credit facilities totaled $82.2 million and bore interest at Term SOFR plus 1.90% and 2.40%, respectively.

The following table illustrates the estimated annualized effect of hypothetical changes in benchmark interest rates on interest income from our debt investments and interest expense on our credit facility borrowings outstandingas of September 30, 2026. The hypothetical changes are applied to the contractual benchmark rates applicable as of that date, taking into account applicable interest rate floors. The analysis assumes that outstanding balances and contractual spreads remain constant and that we take no action to alter our interest rate exposure.

Change in benchmark interest rates	Increase/(decrease) in interest income ($ in millions)	Increase/(decrease) in interest expense ($ in millions)	Net increase/(decrease) before income-based incentive fees ($ in millions)
Up 200 basis points	$3.02	$1.64	$1.38
Up 100 basis points	$1.51	$0.82	$0.69
Up 50 basis points	$0.75	$0.41	$0.34
Down 50 basis points	$(0.75)	$(0.41)	$(0.34)
Down 100 basis points	$(1.47)	$(0.82)	$(0.65)
Down 200 basis points	$(2.80)	$(1.64)	$(1.16)

The analysis excludes cash and cash equivalents, the short-term repurchase agreement and the impact of changes in income-based incentive fees.

The analysis assumes immediate benchmark-rate adjustments and does not reflect contractual reset delays, changes in credit spreads, investment fair values, portfolio composition or credit performance. It represents a hypothetical sensitivity analysis rather than a forecast of future results. Actual results may differ materially from these estimates.

We may use hedging instruments to manage interest rate exposure, subject to applicable legal requirements. Hedging transactions may reduce adverse effects from changes in interest rates but may also limit potential benefits from favorable movements. As of September 30, 2026, we had not entered into any interest rate hedging agreements.

Investment Valuation Risk

Our portfolio consists primarily of debt and equity investments in private companies, many of which do not have readily available market quotations. These investments are measured at fair value using valuation techniques that may incorporate significant unobservable inputs and management judgment.

Changes in market yields, credit spreads, portfolio company performance and other market conditions may affect investment fair values and our net asset value. Amounts ultimately realized upon disposition may differ materially from reported fair values. See Notes 2 and 6 to our consolidated financial statements for further information regarding our valuation policies, methodologies and significant inputs.

Currency Risk

Our debt investments and credit facility borrowings were denominated in U.S. dollars as of September 30, 2026. We may make foreign-currency-denominated investments in the future, which would expose us to changes in exchange rates. Although we may use hedging instruments to manage such exposure, these arrangements may not fully eliminate currency risk.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported on our Current Reports on Form 8-K and set forth below, we did not sell any securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act.

On July 1, 2026 and August 3, 2026, we issued 25,915 and 22,503 Class I Shares, respectively, for aggregate consideration of $684,000 and $600,000, respectively. The Shares were issued in reliance upon the exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D and/or Regulation S thereunder, pursuant to subscription agreements entered into between the Fund and the purchasers.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense condition of Rule 10b5-1(c) or any “non Rule 10b5-1 trading arrangement.”

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

10.5	Placement Agent Agreement by and between the Fund and Foreside Financial Services, LLC*

31.1	Certification of Principal Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

*Filed herewith

[1]	Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56662) filed on May 31, 2024 and incorporated herein by reference.
[2]	Previously filed as part of the Registrant’s amended Registration Statement on Form 10 (File No. 000-56662) filed on April 21, 2025 and incorporated herein by reference.
[3]	Previously filed as part of the Registrant’s Annual Report on Form 10-K (File No. 000-56662) filed on March 31, 2026 and incorporated herein by reference.
[4]	Previously filed as part of the Registrant’s Current Report on Form 8-K (File No. 814-01730) filed on April 13, 2026 and incorporated herein by reference.
[5]	Previously filed as part of the Registrant's Quarterly Report on Form 10-Q (File No. 814-01730) filed on May 15, 2026 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Third Point Private Capital Partners

Date: November 12, 2026	/s/ Christopher W. Taylor
Name: Christopher W. Taylor Title: President, Chief Executive Officer, Chair of the Board and Trustee (Principal Executive Officer)

Date: November 12, 2026	/s/ Jeffrey Liddle
Name: Jeffrey Liddle Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)